Form 10-Q
period 1996-06-30
TMP INLAND EMPIRE VII LTD
filed 1996-08-08
CIK 887025

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                            ______________________

                                    FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934

                   for the Quarterly Period ended June 30, 1996

                              ______________________

                            Commission File No. 0-20120


                              TMP INLAND EMPIRE VII, LTD.
                          A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                              33-0416043
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

801 North Parkcenter Drive, Suite 235                    92705
Santa Ana, California                                 (Zip Code)
(Address of principal executive office)

                                       (714) 836-5503
                 (Registrant's telephone number, including area code)

                                ______________________

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

                            TMP INLAND EMPIRE VII, LTD
                        a California Limited Partnership



PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this Form 10-Q:

Balance Sheets as of June 30, 1996 and December 31, 1995

Statements of Income for the three and six months ended June 30, 1996 and 1995

Statements of Cash Flows for the six months ended June 30, 1996, and  1995

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                       TMP INLAND EMPIRE VII, LTD
                  a California Limited Partnership

                              Balance Sheets

                                     June 30, 1996        December 31, 1995

Assets
  Cash                                 $   4,212                 $  8,660
  Property Held For Investment         $5,796,728              $ 5,748,071
  Organizational Expenses                  $  769                  $ 1,797

     Total Assets                     $5,801,709              $ 5,758,528

Liabilities and Partners Capital

  Accrued Interest Payable                72,789                 $ 61,339
  Accounts Payable & Accrued Liabilities      325                 $    800
  Taxes Payable                            46,903                 $ 14,532
  Notes Payable                           229,628                 $229,628

     Total Liabilities                   $349,645                 $306,299

Partners' capital

     General Partners                   $ (22,407)              $  (22,405)
     Limited Partners 11,500 equity
     units authorized and outstanding   $5,474,470              $ 5,474,645

     Total Partners Capital             $5,452,063              $ 5,452,229

Total Liabilites & Partners Capital     $5,801,709              $ 5,758,528

                                TMP INLAND EMPIRE VII, LTD.
 .
                            a California Limited Partnership

                                  Statements of Income


                            Three Months Ended       Six Months Ended
                          June 30     June 30       June 30     June 30
                            1996        1995          1996        1995

  Land Sales                      $0          $0         $0          $ 0

  Cost of Land Sales              $0          $0         $0          $ 0

     Gross Profit                 $0          $0         $0          $ 0

  Interest and Other Income    $ 106         $466     $  862      $1,111


                               $  106        $466     $  862      $1,111

  General & Admin. Expense     $  171        $514     $1,028      $1,028

     Net Income                $(  68)      ($ 48)    $( 166)     $   83


  Allocation of Net Income (Loss) (Note 2):

     General Partners           $( 1 )      ( 0 )      $ ( 2)        1

     Limited Partners           $( 67)      ($48)     $( 164)     $   82

     Limited Partners, per unit $(0.01)     ($0.01)   $(0.02)     $   01

</Table



                              TMP INLAND EMPIRE VII, LTD.
                           a California Limited Partnership


                               Statement of Cash Flows

                                               Six Months Ended June 30,
                                                    1996          1995

Net Income (Loss)                              $ (  166)         $     83

Add Non-Cash Items:
     Amortization of organization costs           1,028              1,028

Changes in:
     Accounts Payable and Accrued Liabilities    (3,557)            48,701
     Property Taxes Payable                      46,903              9,762

Net Cash provided by (used in)
     Operating Actviities                     $  44,208             59,575

Investing Activities
     Investment in Land                       $ (48,657)         $(354,700)

Net Increase (Decrease) in Cash               $ ( 4,449)         $( 65,498)

     Cash, Beginning of Period                $   8,660          $ 111,047

     Cash, End of Period                      $    4,211         $  45,549
</Table



                         TMP INLAND EMPIRE VII, LTD
                       a California Limited Partnership
                      Notes to the Financial Statements
            For the Three and Six Month Periods Ended June 30, 1996
                                  (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire VII, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or market value, based on specific identification.  All costs associated with the acquisition of a property are capitalized.  In addition, the Partnership capitalizes all carrying costs.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level.  Accordingly, no provision for federal income taxes is provided.


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated
99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Notes Payable

As of June 30, 1996 and 1995, the Partnership had three notes payable totaling
$229,628 to a third party engineering company.  The notes were issued in return for engineering work performed and are due and payable upon sale of certain Partnership properties, or  March 1, 1996, whichever comes first.  The notes bear interest at 10 percent per annum.  The general partners have negotiated a one year extension on the notes in return for securing the notes as first trust deeds.



                      TMP INLAND EMPIRE VII, LTD.
                   a California Limited Partnership
           For the Three and Six Month Periods Ended June 30, 1996


Item 2.     Management's Discussion and Analysis of Financial Condition
          Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1996 and 1995 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the six months ended June 30, 1996, the Partnership used approximately $49,000 for carrying costs of the land held for investment.
This resulted in a $44,000 increase in payables and a $5,000 decrease in cash.

For the six months ended June 30, 1995, the Partnership used approximately
$355,000 for carrying costs of the land held for investment.  Approximately
$230,000 was provided by a note payable, $59,000 from increased payables, and $66,000 from cash on hand.

The Partnership had five properties at June 30, 1995 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management will attempt to procure a loan secured by Partnership land, as well as withhold payment of certain expenses such as property taxes. As of June
30, 1996, no such loan had been established and there is no assurance that management will be successful in securing such a loan.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1996

                            TMP INLAND EMPIRE VII, LTD.
                         a California Limited Partnership

                         By:  TMP Investments, Inc., as General Partner

                                   /s/
                              By:___________________________________
                                   William O. Passo, President

                                   /s/
                              By:___________________________________
                                   Jenny Rex, Secretary

                                   /s/
                              By:___________________________________
                                   Michael C. Sun,
                                   Chief Financial Officer


                         By:  TMP Properties, a California General
                                   Partnership
                                   as General Partner

                                   /s/
                              By:___________________________________
                                   William O. Passo, General Partner

                                   /s/
                              By:___________________________________
                                   Anthony W. Thompson, General Partner

                                     /s/
                              By:___________________________________
                                   Scott E. McDaniel, General PartnScott E. McDaniel,

