Form 10-Q
period 1996-09-30
TMP INLAND EMPIRE VII LTD
filed 1996-11-18
CIK 887025

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                            ______________________

                                    FORM 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                      The Securities Exchange Act of 1934

                   for the Quarterly Period ended September 30, 1996

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

          Balance Sheets as of September 30, 1996 and December 31, 1995

          Statements of Income for the three and nine months ended September 30, 1996 and 1995

          Statements of Cash Flows for the nine months ended
          September 30, 1996, and  1995

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                       TMP INLAND EMPIRE VII, LTD
                  a California Limited Partnership

                              Balance Sheets

                                     September 30, 1996        December 31, 1995

Assets
  Cash                                 $     9,796                 $  8,660
  Property Held For Investment(Note 1) $ 5,810,043              $ 5,748,071
  Organizational Expenses              $       255              $     1,797

     Total Assets                      $ 5,820,094              $ 5,758,528

Liabilities and Partners Capital

  Accrued Interest Payable                $ 78,577                 $ 61,339
  Accounts Payable & Accrued Liabilities     $    191                 $    800
  Taxes Payable                           $ 59,884                 $ 14,532
  Notes Payable (Note 3)                  $ 229,628                $229,628

     Total Liabilities                    $ 368,280                $306,299

Partners' capital

     General Partners                   $ (22,409)              $  (22,405)
     Limited Partners 8,700 equity
     units authorized and outstanding   $5,474,223              $ 5,474,634

     Total Partners Capital             $5,451,814              $ 5,452,229

Total Liabilities & Partners Capital     $5,820,094              $ 5,758,528

                                TMP INLAND EMPIRE VII, LTD.

                            a California Limited Partnership

                                  Statements of Income


                            Three Months Ended       Nine Months Ended
                          Sept. 30     Sept. 30       Sept. 30     Sept. 30
                            1996        1995          1996        1995

  Land Sales                      $0          $0         $0          $ 0

  Cost of Land Sales              $0          $0         $0          $ 0

     Gross Profit                 $0          $0         $0          $ 0

  Interest and Other Income    $ 265         $ 391     $ 1,127      $1,410


                               $  265        $ 391     $ 1,127      $1,410

  General & Admin. Expense     $  514        $ 514     $ 1,542      $1,542

     Net Loss                  $ (249)       $(123)    $ (415)      $ (132)


  Allocation of Net Income (Loss) (Note 2):

     General Partners           $  (2)       %  (1)      $  (4)      $  (1)

     Limited Partners           $ (247)      $ (122)     $ (411)     $ (131)

     Limited Partners, per unit $ (0.03)     $ (0.01)    $(0.05)     $ (0.02)

</Table



                              TMP INLAND EMPIRE VII, LTD.
                           a California Limited Partnership


                               Statement of Cash Flows

                                               Nine Months Ended September 30,
                                                    1996          1995

Net Income (Loss)                              $ ( 415)         $ (132)

Add Non-Cash Items:
     Amortization of organization costs           1,542              1,542

Changes in:
     Investment in Unimproved Land               (61,972)         (379,810)
     Accounts Payable and Accrued Liabilities     16,629            55,561
     Property Taxes Payable                       45,352            26,547
Net Cash provided by (used in)
     Operating Activities                         $ 1,136         $ (296,483)

Financing Activities:
     Proceeds from Notes Payable                 $ -             $ 229,628
Net Cash provided by (used in)
     Financing Activities                        $ -             $229,628

Net Increase (Decrease) in Cash                  $ 1,136         $ (66,855)

     Cash, Beginning of Period                   $   8,660       $ 111,047

     Cash, End of Period                         $    9,796      $  44,192
</Table



                         TMP INLAND EMPIRE VII, LTD
                       a California Limited Partnership
                      Notes to the Financial Statements
            For the Three and Nine Month Periods Ended September 30, 1996
                                  (Unaudited)


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

As of September 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Notes Payable

As of September 30, 1996 and 1995, the Partnership had three notes payable totaling
$229,628 to a third party engineering company.  The notes were issued in return for engineering work performed and are due and payable upon sale of certain Partnership properties, or  March 1, 1996, whichever came first.  The notes bear interest at 10 percent per annum.  As of September 30, 1996, the notes were in default.  However, the general partners are negotiating a one year extension on the notes in return for securing the notes as first trust deeds.



                      TMP INLAND EMPIRE VII, LTD.
                   a California Limited Partnership
           For the Three and Nine Month Periods Ended September 30, 1996


Item 2.     Management's Discussion and Analysis of Financial Condition
          Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the nine months ended September 30, 1996, the Partnership incurred approximately $62,000 for carrying costs of the land held for investment.
The majority of these costs were for interest on the note payable and property taxes payable. As of September 30, 1996, these costs remained unpaid due to the lack of Partnership cash.

During the nine months ended September 30, 1995, the Partnership used approximately
$380,000 for carrying costs of the land held for investment.  Approximately
$230,000 was provided by a note payable, $83,000 from increased payables, and $67,000 from cash on hand.

On October 7, 1996, the Partnership was served with a lawsuit filed by the Community Facilities District No. 88-8 of the County of Riverside. The lawsuit seeks payment of $29,064.48 of delinquent Mello-Roos taxes on certain Partnership land. The Partnership had not paid certain property tax bills due to a lack of cash. If the delinquent Mello-Roos taxes are unpaid, the plaintiff can foreclose upon the property. As a result, the Partnership will attempt to get cash by procuring a loan secured by Partnership land.

The Partnership had five properties at September 30, 1996 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management will attempt to procure a loan secured by Partnership land, as well as withhold payment of certain expenses such as non-Mello-Roos property taxes.
As of September 30, 1996, no such loan had been established and there is no assurance that management will be successful in securing such a loan.




SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996

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

                                   /s/
                              By:___________________________________
                                   Michael C. Sun,
                                   Chief Financial Officer


                         By:  TMP Properties, a California General
                                   Partnership
                                   as General Partner

                                   /s/
                              By:___________________________________
                                   William O. Passo, General Partner

                                   /s/
                              By:___________________________________
                                   Anthony W. Thompson, General Partner

                                     /s/
                              By:___________________________________
                                   Scott E. McDaniel, General Partner





