Form 10-Q
period 1997-03-31
TMP INLAND EMPIRE VII LTD
filed 1997-05-15
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997



                           Commission File No. 0-20120


                           TMP INLAND EMPIRE VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



         CALIFORNIA                                  33-0416043
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


801 NORTH PARKCENTER DRIVE, SUITE 235                   92705
SANTA ANA, CALIFORNIA                                 Zip Code)
(Address of principal executive office)


                                 (714) 836-5503
              (Registrant's telephone number, including area code)

                             ----------------------

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

Balance Sheets as of March 31, 1997 and December 31, 1996

Statements of Income for the Three Months ended March 31, 1997 and
1996

Statements of Cash Flows for the Three Months ended March 31, 1997, and
1996

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                                 Balance Sheets

                                           March 31,        December 31,
                                              1997               1996
Assets

Cash                                      $   83,377        $     7,755
Accounts Receivable                                -                  -
Investment in Unimproved Land (Note 1)     2,361,702          2,300,000
Notes Receivable                                   -                  -
Interest Receivable                                -                  -
Organization Expenses                              -                  -

   Total Assets                           $2,445,079        $ 2,307,755

Liabilities and Partners' Capital

Accounts Payable and Accrued Liabilties   $   92,250        $    85,165
Due to Affiliates                             11,323                703
Property Taxes Payable (Note 3)               81,897             87,494
Notes Payable (Note 4)                       354,628            229,628

   Total Liabilities                      $  540,098        $   402,990


Partners' capital

General Partners                          $  (57,878)       $   (57,880)
Limited Partners; 11,500 equity
units authorized and outstanding           1,962,859          1,962,645

   Total Partners' Capital                $1,904,981        $ 1,904,765


Total Liabilities & Partners' Capital     $2,445,079        $ 2,307,755

                           TMP INLAND EMPIRE VII, LTD.

                        a California Limited Partnership
                              Statements of Income


                                           Three Months Ended March 31,
                                               1997             1996

Land Sales                                      $0               $0

Cost of Land Sales                              $0               $0

  Gross Profit                                  $0               $0

Interest and Other Income                     $216             $ 56

General and Admin. Expense                      $0               $0

Amortization                                    $0            $(514)

  Net Income (Loss)                           $216            $(458)

Allocation of Net Income (Loss) (Note 2)

     General Partners                           $2           $   (5)

     Limited Partners                         $214           $ (453)

     Limited Partners, per unit              $0.02           $(0.05)

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                             Statement of Cash Flows

                                            Three Months Ended March 31,
                                                   1997          1996
Net Income (Loss)                             $     216     $    (458)

Cash Flow from operating activities
  Adjustments to reconcile net income (loss) to net cash used in operating activities:

Amortization of organization costs                    -           514

(Increase) in investment in unimproved land     (61,701)      (28,055)

(Increase) Decrease in Receivables                    -             -

(Increase) Decrease in Prepaid Expense                -             -

Increase (Decrease) in Accounts Payable
   and Accrued Liabilites                        12,108        27,909

Decline in fair value of unimproved land              -             -

Net Cash provided by (used in)
   Operating Activities                       $ (49,377)    $     (90)


Cash Flow from Financing Activities
   (Increase) Decrease in Notes Receivable            -             -
   Increase (Decrease) in Notes Payable       $ 125,000             -

Net Cash provided by Financing Activities       125,000             -


Net Increase (Decrease) in Cash               $  75,623     $     (90)

Cash, Beginning of Period                     $   7,754     $   8,660

Cash, End of Period                           $  83,377     $   8,570



Supplemental disclosures of cash flow information:

Income taxes paid                                     -             -
Interest paid                                         -             -

                           TMP INLAND EMPIRE VII, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


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

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.

NOTE 3 - Property Taxes Payable

Property taxes payable at March 31, 1997 are as follows:

1995                       $ 20,043
1996                       $ 54,548
1997                       $  7,306
                           --------
                           $ 81,897
                           ========

If property taxes remain delinquent for five years, the County can foreclose on the property. Management plans to take necessary action to prevent foreclosures.

NOTE 4 - Notes Payable

As of March 31, 1997 and 1996, the Partnership had three notes payable totaling $229,628 to a third party engineering company. The notes were issued in return for engineering work performed and are due and payable upon sale of certain Partnership properties, or March 1, 1996, whichever comes first. The notes bear interest at 10 percent per annum. The general partners are negotiating an extension on the notes in return for securing the notes as first trust deeds.

As of March 31, 1997, the Partnership had a note payable to a private lender. The note bears interest at 14% per annum and matures February 1999. The note is secured by Partnership land.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

Partnership revenues during the three months ended March 31, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the three months ended March 31, 1997, operating activities used approximately $49,000, mostly for carrying costs of the land held for investment. Financing activities provided $125,000 from a new loan.

During the three months ended March 31, 1996, the Partnership used approximately $28,000 for carrying costs of the land held for investment, which was accrued as a payable but not paid.

The Partnership had five properties at March 31, 1997 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management may attempt to sell one or more parcels of land or procure a loan secured by Partnership land. As an alternative, management may withhold payment of certain expenses such as property taxes or expense reimbursements to the general partner.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 1997

                     TMP INLAND EMPIRE VII, LTD.
                             a California Limited Partnership

                     By: TMP Investments, Inc., as General Partner

                                /s/
                          By:___________________________________
                               William O. Passo, President

                                /s/
                          By:___________________________________
                               Anthony W. Thompson, Exec. V.P.

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