Form 10-Q
period 1997-06-30
TMP INLAND EMPIRE VII LTD
filed 1997-08-14
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1997

                             ----------------------

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

         Balance Sheets as of June 30, 1997 and December 31, 1996,

         Statements of Income for the three and six months ended June 30, 1997 and 1996,

         Statements of Cash Flows for the six months ended June 30, 1997, and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                       TMP INLAND EMPIRE VII, LTD
                  a California Limited Partnership

                                 Balance Sheets


                                               June 30, 1997    December 31, 1996
                                               -------------    -----------------
Assets
  Cash                                          $    11,720        $     7,755
  Property Held For Investment                    2,381,947          2,300,000


         Total Assets                             2,393,667          2,307,755
                                                ===========        ===========

Liabilities and Partners Capital

  Accrued Interest Payable                          101,431             85,165
  Accounts Payable & Accrued Liabilities             22,604                703
  Taxes Payable                                      15,672             87,494
  Notes Payable (Note 3)                            348,868            229,628

         Total Liabilities                          488,575            402,990

Partners' capital

         General Partners                           (57,877)           (57,880)
         Limited Partners 8,700 equity
         units authorized and outstanding         1,962,969          1,962,645

         Total Partners Capital                   1,905,092          1,904,765

Total Liabilities & Partners Capital            $ 2,393,667        $ 2,307,755
                                                ===========        ===========

                           TMP INLAND EMPIRE VII, LTD.

                        a California Limited Partnership
                              Statements of Income


                                              Three Months Ended     Six Months Ended
                                              June 30    June 30    June 30     June 30
                                               1997       1996       1997        1996
Land Sales                                        0          0          0            0

Cost of Land Sales                                0          0          0            0

       Gross Profit                               0          0          0            0

Interest and Other Income                       111        106        327          862


       Gross Income                             111        106        327          862

General & Admin. Expense                          0        171          0        1,028

       Net Income                               111        (68)       327         (166)


Allocation of Net Income (Loss) (Note 2):

       General Partners                           1         (1)         3           (2)
       Limited Partners                         110        (67)       324         (164)
       Limited Partners, per unit               .01      (0.01)       .04         (.02)

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership


                             Statement of Cash Flows


                                                         Six Months Ended June 30,
                                                          1997             1996
Net Income (Loss)                                       $     327        $   (166)

Add Non-Cash Items:
     Amortization of organization costs                         0           1,028

Changes in:
     Accounts Payable and Accrued Liabilities              38,167          (3,557)
     Property Taxes Payable                               (71,821)         46,903

Net Cash provided by (used in)
     Operating Activities                                 (33,327)         44,208


     Investment in Land                                   (81,947)        (48,657)
Net Cash provided by (used in)
     Investing Activities                                 (81,947)        (48,657)

     Notes Payable                                        119,239               0
Net Cash provided by Financing Activities                 119,239               0


Net Increase (Decrease) in Cash                             3,965          (4,449)

     Cash, Beginning of Period                              7,755           8,660

     Cash, End of Period                                $  11,720        $  4,211
                                                        =========        ========

                           TMP INLAND EMPIRE VII, LTD
                        a California Limited Partnership
                        Notes to the Financial Statements
             For the Three and Six Month Periods Ended June 30, 1997
                                   (Unaudited)


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Notes Payable

As of June 30, 1997 and 1996, the Partnership had three notes payable totaling $229,628 to a third party engineering company. The notes were issued in return for engineering work performed and are due and payable upon sale of certain Partnership properties, or March 1, 1997, whichever comes first. The notes bear interest at 10 percent per annum. The general partners have negotiated a one year extension on the notes in return for securing the notes as first trust deeds.

Additionally, as of June 30, 1997, the Partnership had a note payable to a private lender. The note bears interest at 14% per annum and matures February 1999. The note is secured by Partnership land.

                      TMP INLAND EMPIRE VII, LTD.
                   a California Limited Partnership
           For the Three and Six Month Periods Ended June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the six months ended June 30, 1997, the Partnership used approximately $33,000 for operating activities. Investing activities used approximately $82,000 for carrying costs of the land held for investment. Financing activities provided approximately $119,000 from the proceeds of a note payable.

For the six months ended June 30, 1996, the Partnership used approximately $44,000 for operating activities and investing activities used approximately $48,000 for carrying costs of the land held for investment.

The Partnership had five properties at June 30, 1997 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management will attempt to procure a loan secured by Partnership land, as well as withhold payment of certain expenses such as property taxes. As of June 30, 1997, no such loan had been established and there is no assurance that management will be successful in securing such a loan.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1997

                                   TMP INLAND EMPIRE VII, LTD.
                                   a California Limited Partnership

                                   By: TMP Investments, Inc., as General Partner


                                       By:  /s/
                                          ------------------------------------
                                           William O. Passo, President


                                       By:  /s/
                                          ------------------------------------
                                           Anthony W. Thompson, Exec. V.P.


                                       By:  /s/
                                          ------------------------------------
                                           Michael C. Sun,
                                           Chief Financial Officer


                                   By: TMP Properties, a California General
                                       Partnership
                                       as General Partner


                                       By:  /s/
                                          ------------------------------------
                                           William O. Passo, General Partner


                                       By:  /s/
                                          ------------------------------------
                                           Anthony W. Thompson, General Partner


                                       By:  /s/
                                          ------------------------------------