Form 10-Q
period 1997-09-30
TMP INLAND EMPIRE VII LTD
filed 1998-01-08
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15 (d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1997

                  --------------------------------------------

                           Commission file No. 0-20120

                           TMP INLAND EMPIRE VII, LTD
                 A CALIFORNIA LIMITED PARTNERSHIP (Exact name of
                     registrant as specified in its charter)


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

                    -----------------------------------------


Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.


Yes  [X]             No  [ ]

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership



PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


        The following financial statements are filed as a part of this form
        10-Q:

        Balance Sheets as of September 30, 1997 and December 31, 1996,

        Statements of Income for the three and nine moths ended September 30, 1997 and 1996.

        Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets


Assets                                         September 30, 1997     December 31, 1996
                                                 (Unaudited)             (Audited)
Cash                                              $     5,846           $     7,755
Property Held For Investment                        2,411,155             2,300,000
                                                  -----------           -----------

Total Assets                                      $ 2,417,001           $ 2,307,755
                                                  ===========           ===========


Liabilities and Partners Capital

Accrued Interest Payable                          $   102,998           $    85,165
Accounts Payable and Accrued Liabilities               22,615                   703
Taxes Payable                                          31,604                87,494
Notes Payable                                         354,628               229,628
                                                  -----------           -----------
Total Liabilities                                 $   511,845           $   402,990


Partners' Capital

General Partners                                  $   (57,880)          $   (57,880)
Limited Partners 11,500 Equity
Units Authorized and Outstanding                    1,963,036             1,962,645
                                                  -----------           -----------

Total Partners Capital                            $ 1,905,156           $ 1,904,765
                                                  -----------           -----------

Total Liabilities and Partners Capital            $ 2,417,001           $ 2,307,755
                                                  ===========           ===========

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income


                                 Three Months Ended   Nine Months Ended
                                  Sept. 30  Sept.30  Sept. 30    Sept. 30
                                    1997     1996      1997        1996
Land Sales                            0         0         0           0

Cost of Land Sales                    0         0         0           0

Gross Profit                          0         0         0           0

Interest and Other Income            64       265       391       1,127
                                     --       ---       ---       -----

Gross Income                         64       265       391       1,127

General & Admin. Expense              0       514         0       1,542
                                     --       ---       ---       -----

Net Income                           64      (249)      391        (415)
                                     ==      ====       ===      ======

Allocation of Net Income (Loss) (Note 2):

General Partners                      6        (2)        4          (4)

Limited Partners                     58      (247)      387        (411)

Limited Partners Per Unit           .00      (.02)      .03        (.03)

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows



                                                   Nine Months Ended September 30
                                                        1997           1996
Net Income (Loss)                                     $     391      $   (415)
Add Non-Cash Items:
        Amortization of  Organization Costs                   0         1,542

Changes in:
        Accounts Payable and Accrued Liabilities         39,745        16,629
        Property Taxes Payable                          (55,890)       45,352
        Investment in land                             (111,155)      (61,972)
                                                      ---------      --------
Net Cash provided by (used in)
        Operating Activities                           (126,909)        1,136

Financing Activities
        Notes Payable                                   125,000             0
                                                      ---------      --------
Net Cash provided by (used in)                          125,000             0
Financing Activities                                  ---------      --------
Net Increase/Decrease in Cash                            (1,909)        1,136

        Cash, Beginning of Period                         7,755         8,660
                                                      ---------      --------
        Cash, End of Period                               5,846         9,796
                                                      =========      ========

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                        Notes to the Financial Statements
          For the Three and Nine Month Period Ended September 30, 1997
                                   (Unaudited)

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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTES 3 - Notes  Payable

As of September 30, 1997 and 1996, the Partnership had four notes payable totaling $354,628. Three notes totaling $229,628 were issued to a third party engineering company for engineering work performed and are due and payable upon sale of certain partnership properties, or March 1, 1997, whichever comes first. The notes bear interest at 10 percent per annum. The general partners have negotiated a one year extension on the notes in return for securing the notes as first trust deeds.

Additionally, the Partnership had a note payable to a private lender. The note bears interest at 14% per annum and matures February 1999. The note is secured by Partnership land.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                  For the Nine Months Ended September 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the nine months ended September 30, 1997, operating activities of the Partnership used approximately $127,000 for carrying costs of the land held for investment, and financing activities provided $125,000 from the proceeds of a note payable.

The Partnership had five properties at September 30, 1997 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management will attempt to procure a loan secured by Partnership land, as well as withhold payment of certain expenses such as property taxes. As of September 30, 1997, no such loan had been established and there is no assurance that management will be successful in securing such a loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 15, 1997


TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

By:  TMP Investments, Inc., as General Partner


By:  _______________________________________
     William O. Passo, President


By:  _______________________________________
     Anthony W. Thompson, Exec. Vice President


By:  _______________________________________
     Richard Hutton, Jr., Controller



By:  TMP Properties, A California Partnership as General Partner


By:  _______________________________________
     William O. Passo, General Partner


By:  _______________________________________
     Anthony W. Thompson, General Partner


By:  _______________________________________
     Scott E. McDaniel, General Partner