Form 10-K
period 1997-12-31
TMP INLAND EMPIRE VII LTD
filed 1998-03-30
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
               For the transition from _________to____________

                               ------------------

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

                            ------------------------

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


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [X]   No.  [ ]

                                     PART I

ITEM 1(A).     BUSINESS
----------     --------

INTRODUCTION
------------

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

        DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. Between July 20, 1990 and December 31, 1992, the Partnership sold a total of 8,700 Limited Partnerships Units. As of December 31, 1997, all Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future.
Outstanding Units are fully paid and nonassessable.

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

        TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2021, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unaimous consent, one or more new General Partners to continue Partnership business;

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

        5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death or dissolution of the sole remaining General Partner;

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the remaining General Partner; or

        7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

INVESTMENT OBJECTIVES; RISKS
----------------------------

        In general, the investment objectives of the Partnership may be summarized as follows:

        (a) Preservation and return of the Partners' capital.

        (b) Capital appreciation.

        (c) Added value through pre-development activity (zoning, subdivision, etc.)

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

SELLING POLICY
--------------

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

COMPETITION
-----------

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

GOVERNMENTAL POLICIES
---------------------

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

ENVIRONMENTAL
-------------

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

EMPLOYEES
---------

        The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(D).     FOREIGN OPERATIONS
----------     ------------------

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

        The Partnership owns the following properties:

                                    Date           Purchase      Date           Sales
        Property                    Purchased      Price         Sold           Price
        --------                    ---------      ----------    ----           -----
        Perris 9.6                  02-21-91       $1,659,000    *              *
        Victorville 19.55           11-13-90       $1,750,000    *              *
        Adelanto 18.3               12-03-90       $  380,000    *              *
        Victorville 70.35           07-02-91       $1,752,500    *              *
        Riverside 18.54             08-02-92       $  673,000    *              *



* All of the Properties were still owned by the Partnership as of December 31, 1997.

        PERRIS 9.6. This Property, consisting of approximately 9.6 net acres, is located at the southwest corner of the intersection of Nuevo Road and Evans in the City of Perris, and is currently zoned C-2 (general commercial). The Property is adjacent to the Park West Specific Plan, which contemplates 2,203 residential dwelling units over 520 acres. Construction of the new town center is underway on Nuevo and the 215 freeway which is 1 1/2 miles from the Property.

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

        VICTORVILLE 70.35. This Property, consisting of approximately 70.35 acres, is located within the city limits of Victorville, approximately 1/2 mile east of Highway 395 with Palmdale Drive to the north, and Luna Road to the south. When the Property was acquired, it was zoned for three residential units per acre. However, the general plan calls for five units per acre, and the General Partners have initiated a plan for the Property calling for partial PUD (Planned Unit Development) zoning and Tentative Tract Maps, which, when taken together, will create 346 single-family home lots. The Partnership contracted with Ludwig Engineering to do the final engineering on a deferred payment basis on these tracts. The final engineering costs are due on sale of Property or three years, whichever occurs first. The General Partners personally guaranteed the Partnership's unsecured Note to Ludwig Engineering for this work. Infrastructure is being brought to the property by a combination of improvements funded by the City in an Assessment District, and neighboring developers. The General Partner's business plan is to have the final map ready to record, making the project much more attractive to a builder.

        RIVERSIDE 18.54. This Property, consisting of approximately 18.54 acres, is located southeast of and adjacent to the intersection of Oleander Avenue and Decker Road in the Perris Area of Riverside County, California. The Property is zoned Industrial. Construction of the freeway off-ramp is complete which greatly enhances the visibility of the Property.

ITEM 3.        LEGAL PROCEEDINGS
-------        -----------------

        There are no matters requiring disclosure under Item 3:

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

        No matters we submitted to a vote of Registrants security holders during the fourth quarter of 1997.


                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------        -------------------------------------------------
               STOCKHOLDER MATTERS
               -------------------

MARKET INFORMATION
------------------

        As of December 31, 1997, there were approximately 948 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1997 1996, 1995, 1994, or 1993.

CASH DISTRIBUTIONS
------------------

        There were no cash distributions to the Partners during the fiscal years ended December 31, 1997 1996, 1995, 1994, or 1993. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.        SELECTED FINANCIAL DATA
-------        ------------------------

        The following table summarizes selected financial data of the Partnership for the years ended December 31, 1997 1996, 1995, 1994, and 1993, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.


                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                             ----------------------
                        (NOT COVERED BY AUDITOR'S REPORT)

                                     1997         1996          1995        1994       1993
                                     ----         ----          ----        ----       ----
Interest Income                 $    1,139  $     1,182   $     1,668  $    6,113    $  8,393
Other income                             -            -             -           -           -

Total income                    $1,925,906  $     1,182   $     1,668  $    6,113       8,393

Net income  (loss)              $1,925,106  $(3,547,464)  $(2,118,961) $    3,257       5,537

Net income  (loss) per          $   207.68  $   (403.68)  $   (241.00) $      .37         .63

Cash distribution per           $        -  $         -   $         -  $        -  $        -
Unit*

Total assets                    $4,409,082  $ 2,307,755   $ 5,758,528  $7,572,605  $7,568,733
                             =============  ===========   -----------  ==========  ==========

         *(Based on 8,700 Units Outstanding at December 31, 1993, 1994,
                              1995, 1996 and 1997.)


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND
-------        ----------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

RESULTS OF OPERATIONS
---------------------

        During the period from inception (July 20, 1990) through December 31, 1991, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The only cash revenues received during, 1993, 1994, 1995, 1996, and 1997 were from the interest income earned on funds held. The Partnership losses in 1995 and 1996 were due to write-downs in value of the Partnership land due to a decline in market value of the land, however, in 1997 the income resulted from a corresponding recovery due to favorable market conditions in Southern California real estate.

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

        The Partnership owns land in the Riverside and San Bernardino counties. This region of Southern California continues to experience a significant economic recession that has substantially eroded the value of all real estate in the area. The unemployment rate in many parts of this region continues to exceed fifteen percent, and consumer purchasing power is weak.

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

        In March and November 1997, the General Partners procured loans of $125,000 and $170,750, respectively to provide cash for Partnership operations. The loans are secured by Partnership land. Management is also attempting to sell one or more of the remaining parcels of land to meet anticipated cash requirements. There can be no assurance that management will be successful in selling one or more of the remaining parcels of land or that there will be sufficient funds available for anticipated cash requirements for the next twelve months.

        The Partnership had contracted with Ludwig Engineering to do the final engineering on the Victorville 70 acre parcel. The Partnership has a note payable to Ludwig for the work performed, plus accrued interest which matures March 1, 1998.

There are not current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

        For the fiscal years ended December 31, 1997, 1996, 1995, and 1994:

                                                                         Page No.
                                                                         --------
                 Independent Auditor's Report                              FS-1

                 Balance Sheets as of December 31, 1997, and 1996          FS-2

                 Statements of Income for the years ended December
                 31, 1997, 1996, and 1995                                  FS-3

                 Statements of Partners Capital for the years ended
                 December 31, 1997,  1996, 1995, and 1994                  FS-4

                 Statements of Cash Flow for the years ended December 31,
                 1997, 1996, and 1995                                      FS-5

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


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------        ----------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

        The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1997 and 1996, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS
--------       --------------------------------

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

        WILLIAM O. PASSO, 56, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

        SCOTT E. MCDANIEL, 51, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

        The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.


ITEM 11.       EXECUTIVE COMPENSATION
--------       ----------------------

        During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1997, the Partnership paid fees to the General Partners for various services in the amount of $102,545 of which $15,419 was paid in the year ended December 31, 1997, 1996, and 1995. The General Partners did not receive any Partnership distribution during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

        As of December 31, 1997, the Partnership had 8,700 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.


                                          Number of            Percent of
Name of Beneficial Owner                  Units                Class
------------------------                  ---------            ----------
William O. Passo                            21                   0.272%

Anthony W. Thompson                         48                   0.621%

All officers, directors and                 69                   0.893%
general partners as a group
(2 persons, including the above)



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

TRANSACTIONS WITH AFFILIATES
----------------------------

        The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (July 20, 1990) through the fiscal year ended December 31, 1997. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                           Amount Paid from
    Form of Compensation                                                   Formation through
    and Recipient              Description of Payment                      December 31, 1997
    --------------------       ----------------------                      -----------------
Selling Commission and Due     Up to a maximum of 10% of gross                 $780,008
Diligence Reimbursement (TMP   proceeds, a minimum of which was
Capital Corp.)                 reallocated to participating Soliciting
                               Dealers (which included TMP Capital
                               Corp.) from Units sold by them. Up to
                               an additional 0.5% paid to Soliciting
                               Dealers (which included TMP Capital
                               Corp.) for due diligence activities.


Reimbursement for              Organizational Expenses paid to the              $13,426
Organizational Expenses        General Partners to reimburse them
(General Partners)             (without markup or profit) for
                               organizational costs actually incurred
                               such as advertising, mailing, printing
                               costs, clerical expenses, legal and
                               accounting fees.
Reimbursement for Property     The General Partners were reimbursed            $351,234
Expenses (General Partners)    (without markup or profit) for all out
                               of pocket expenses directly related to
                               the Properties, including the purchase
                               price of Properties acquired prior to
                               Partnership formation, out of pocket
                               carrying costs of such Properties (such
                               as interest and property taxes)
                               including actual interest incurred on
                               all funds advanced for the benefit of
                               the Partnership, deposits, escrow
                               extension payments, appraisal fees,
                               expenses of feasibility and other
                               studies performed by third parties
                               unaffiliated with the General Partners
                               and similar expenses, but not including
                               the General Partners' overhead,
                               salaries, travel or like expenses.
Property Acquisition Fees      For services rendered in connection
(General Partners or an        with the acquisition of the Properties
affiliate)                     acquired by the Partnership, the
                               General Partners, or an affiliate,
                               received acquisition compensation
                               (either denominated as such, or as a
                               real estate brokerage commission, or
                               otherwise) in the following amounts:
                               (I)     Acquisition fees:                       $500,000
                               (II)    Real estate brokerage                   $158,900
                                       commissions


                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                           Amount Paid from
    Form of Compensation                                                   Formation through
    and Recipient              Description of Payment                      December 31, 1997
    --------------------       ----------------------                      -----------------
Partnership Management Fee     A Partnership Management Fee with               $102,545
(General Partners)             respect to each Property until a
                               Property is sold or improvement of the
                               Property commences in an annual amount
                               of 1/4 of 1% (.225%) of the cost of the
                               property, but not to exceed 2% of such
                               cost in the aggregate.
Leasing and Property           For leasing an improved Property, or a            $-0-
Management Fees (General       portion thereof, a commission equal to
Partners or an affiliate)      7% for the first year's rent (net
                               lease) or 6% of the first year's rent
                               (gross lease) decreasing to 2.5% (net
                               lease) or 2% (gross lease) of the rent
                               for years eleven through thirty. Upon
                               development of the Properties, or any
                               of them, an amount up to 5% of the
                               gross revenues of the Properties for
                               supervision for the operation and
                               maintenance of the Properties. Such
                               leasing and property management fees
                               shall not exceed the competitive rates
                               that would be charged by unaffiliated
                               persons.
Interest in Partnership        1% interest in all Partnership                    $-0-
Allocation of Each Material    allocations of Net Income, Net Loss and
Item (General Partners)        Distributions of Distributable Cash
                               from Operations and of Cash from Sale
                               or refinancing of the Properties.
Subordinated Participation     A 16.5% interest in all Partnership               $-0-
(General Partners)             allocations of Net Income and
                               Distributions of Distributable Cash
                               from Operations and of Cash from the
                               Sale or Refinancing of the Properties
                               subordinated to a return of all Limited
                               Partners' Capital Contributions plus a
                               cumulative, non-compounded return of 6%
                               per annum on their Adjusted Capital
                               Contributions.

Subordinated Real Estate       Real estate commissions with respect to           $-0-
Commission (General Partners   the sale of Properties which are equal
or an Affiliate)               to the lesser of:  (I) 3% of the gross
                               sales price of a Property; equal to
                               one-half the normal and competitive
                               rate charged by unaffiliated parties,
                               but payment shall be subordinated to a
                               return of all Limited Partners' Capital
                               contributions, plus a cumulative,
                               noncompounded return of 6% per annum on
                               their Adjusted Capital Contributions.

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

CONFLICTS OF INTEREST
---------------------

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

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K
--------       ---------------------------------------------------------------

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1997.

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

                    27   Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998

                             TMP INLAND EMPIRE VII, LTD.
                             A California Limited Partnership

                             By:  TMP INVESTMENTS INC.,
                             A California corporation as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, President


                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson,
                                        Executive Vice President


                                    By:    /s/  RICHARD T. HUTTON, JR.
                                        ----------------------------------------
                                        Richard T. Hutton, Jr.,  Controller


                             and by TMP Properties, a California General
                             Partnership, as co-General Partner


                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, General Partner



                                    By:    /s/  SCOTT E. MCDANIEL
                                        ----------------------------------------
                                        Scott E. McDaniel, General Partner



                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE VII, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                           TMP INLAND EMPIRE VII, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


                                Table of Contents





Independent Auditor's Report ............................................1

Balance Sheets ..........................................................2

Statements of Income ....................................................3

Statements of Partners' Capital .........................................4

Statements of Cash Flows ................................................5

Notes to Financial Statements ...........................................6-9

Supplementary Information ...............................................10-12

                      [BALSER, HOROWITZ, FRANK & WAKELING]


                          Independent Auditor's Report
                          ----------------------------

To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheets of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

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


Balser, Horowitz, Frank and Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
        An Accountancy Corporation

Santa Ana, California
January 26, 1998

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996



                                     Assets
                                     ------

                                                       1997               1996
                                                       ----               ----
Cash                                                $   96,862         $    7,755

Investment in unimproved land,
  at lower of cost or fair value                     4,280,000          2,300,000

Prepaid expenses                                        32,220                  0
                                                    ----------         ----------

      Total assets                                  $4,409,082         $2,307,755
                                                    ==========         ==========



                        Liabilities and Partners' Capital
                        ---------------------------------


Due to affiliates                                   $   10,809         $      703
Accrued interest payable                                27,934             84,365
Franchise tax payable                                      800                800
Property tax payable                                    26,214             87,494
Notes payable                                          613,454            229,628
                                                    ----------         ----------

      Total liabilities                                679,211            402,990
                                                    ----------         ----------



Partners' capital (deficit)

   General partners                                 $  (39,629)        $  (57,880)
   Limited partners; 8,700 equity units
      authorized and outstanding                     3,769,500          1,962,645
                                                    ----------         ----------

      Total partners' capital                        3,729,871          1,904,765
                                                    ----------         ----------

      Total liabilities and partners' capital       $4,409,082         $2,307,755
                                                    ==========         ==========






             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995



                                              1997                 1996                1995
                                              ----                 ----                ----
Income

   Appreciation in fair value
      of unimproved land                   $1,824,767         $         0        $         0
   Interest income                              1,139               1,182              1,668
                                           ----------         -----------        -----------

      Total income                          1,825,906               1,182              1,668
                                           ----------         -----------        -----------

Expenses

   Decline in fair value of
       unimproved land                              0           3,546,049          2,117,773

   Amortization                                     0               1,797              2,056
                                           ----------         -----------        -----------

      Total expenses                                0           3,547,846          2,119,829
                                           ----------         -----------        -----------

   Income or (loss) before income taxes     1,825,906          (3,546,664)        (2,118,161)

   State franchise tax                            800                 800                800
                                           ----------         -----------        -----------

   Net income or (loss)                    $1,825,106          (3,547,464)        (2,118,961)
                                           ==========         ===========        ===========



Allocation of net income or (loss)

   General partners, in the aggregate      $   18,251         $   (35,475)           (21,190)
                                           ==========         ===========        ===========

   Limited partners, in the aggregate      $1,806,855         $(3,511,989)        (2,097,771)
                                           ==========         ===========        ===========

   Limited partners, per equity unit       $   207.68         $   (403.68)       $      (241)
                                           ==========         ============       ===========





             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995



                                             General           Limited
                                            Partners           Partners            Total
Partners' capital (deficit),
 December 31, 1994                           $ (1,215)       $ 7,572,405        $ 7,571,190

Net loss for 1995                             (21,190)        (2,097,771)        (2,118,961)
                                             --------        -----------        -----------

Partners' capital (deficit),
 December 31, 1995                            (22,405)         5,474,634          5,452,229

Net (loss) for 1996                           (35,475)        (3,511,989)        (3,547,464)
                                             --------        -----------        -----------

Partners' capital (deficit)
 December 31, 1996                            (57,880)         1,962,645          1,904,765
                                             --------        -----------        -----------


Net income for 1997                            18,251          1,806,855          1,825,106
                                             --------        -----------        -----------

Partners' capital (deficit)
 December 31, 1997                           $(39,629)       $ 3,769,500        $ 3,729,871
                                             ========        ===========        ===========





             See Accompanying Notes and Independent Auditor's Report
                                      FS-4

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995

                                                       1997               1996               1995
                                                       ----               ----               ----
Cash flow from operating activities
   Net income or (loss)                             $1,825,106        $(3,547,464)       $(2,118,961)
   Adjustments to reconcile net income or (loss)
      to net cash (used in) operating activities:
      Amortization                                           0              1,797              2,056
      Change in accrued interest payable               (56,431)            23,026             61,339
      Increase or (decrease) in due to affiliates       10,106                703               (615)
      Increase or (decrease) in property tax payable   (61,280)            72,962             14,532
      Increase in carrying costs                      (155,233)           (97,978)          (178,511)
      Increase in development costs                          0                  0           (229,628)
      Increase in prepaid expenses                     (32,220)
      Change in fair value of unimproved land       (1,824,767)         3,546,049          2,117,773
                                                   -----------       ------------        -----------

         Net cash (used in) operating activities     ( 294,719)              (905)          (332,015)
                                                   -----------       ------------        -----------


Cash flow from financing activities
   Issuance of notes payable                           383,826                  0            229,628
                                                   -----------       ------------        -----------

         Net cash provided by financing activities     383,826                  0            229,628
                                                   -----------       ------------        -----------


Net increase or (decrease) in cash                      89,107               (905)          (102,387)

Cash, beginning of year                                  7,755              8,660            111,047
                                                   -----------       ------------        -----------

Cash, end of year                                  $    96,862       $      7,755        $     8,660
                                                   ===========       ============        ===========


Supplemental disclosures of cash flow information
-------------------------------------------------

Income taxes paid                                  $       800       $        800        $       800
Interest paid                                           18,131                  0                  0

Other disclosures
-----------------

The Partnership did not enter into any non-cash investing activities, but had non-cash financing activities (see Note 6). It did not have any short-term highly liquid investments during the years ended December 31, 1997, 1996 or 1995.



             See Accompanying Notes and Independent Auditor's Report
                                      FS-5

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


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

        Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992. Organization costs were fully amortized in 1996.

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

        Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 and 1996 is $800.

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 2 - Organization of the Partnership

        On July 20, 1990, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1996, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

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


Note 4 - Allocation of profits, losses and cash distributions

        Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1997, 1996 or 1995.

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 5 - Related party transactions

        Syndication costs (see Note 1) include $870,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1996, when they sold their shares to TMP Group, Inc.

        Investment in unimproved land includes acquisition fees of $500,000 paid in prior years to TMP Properties and TMP Investments, Inc., the general partners, for services rendered in connection with the acquisition of the properties.

        The Partnership paid $15,419 in partnership management fees to the general partners for each of the years ended December 31, 1997, 1996 and 1995, respectively. The Partnership was also charged $10,468, $9,943, and $9,042 during the years ended December 31, 1997, 1996 and 1995, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $10,809, to the general partner and the affiliated company.


Note 6 - Notes payable

        The Partnership entered into loan agreements with an outside party who provided engineering service for various land parcels. The total loan amount of $317,704 accrues interest at 10% per annum, and the interest is payable on or before March 1, 1997. The principal amount is payable in full upon sale of the land parcels or upon recordation of the final tract maps for the same parcels and is secured by those parcels. The loans are guaranteed by the three general partners of TMP Properties and by TMP Properties.

        The Partnership entered into a loan agreement with an outside party by offering parcels owned by the partnership as collateral. The total loan amount of $125,000 accrues interest at 14% per annum, and the interest is payable monthly beginning April 1, 1997. This note matures in February of 1999.

        The Partnership entered into a loan agreement with an outside party by offering parcels owned by the partnership as collateral. The total loan amount of $170,750 accrues interest at 13.5% per annum, and the interest is payable monthly beginning November 8, 1997. This note matures in October of 1999.

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 7 - Change in the fair value of investment in unimproved land

        As of December 31, 1996 and 1995, the total carrying amount of the investment in unimproved land was reduced by $3,546,049 and $2,117,773, respectively. This reduction represents the decline in fair values, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery. As of December 31, 1997, the total carrying amount of the investment in unimproved land was increased by $1,824,767. This increase is due to various favorable market conditions within the Southern California real estate market. The general partners have thus reevaluated the prior years valuation of unimproved land and determined the corresponding recovery in value is appropriate.


Note 8 - Property taxes payable

   Property taxes payable at December 31, 1997 are as follows:

         1996                                         $ 26,214
                                                      ========

                            SUPPLEMENTARY INFORMATION

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1997

COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - Perris, CA     -0-   $ 1,859,244          -0-   $190,986   $2,050,230       -0-          n/a    2/21/91      n/a
Unimproved land - Victorville, CA-0-     1,937,240          -0-    194,064    2,131,304       -0-          n/a   11/13/90      n/a
Unimproved land - Adelanto, CA   -0-       451,137          -0-     51,357      502,494       -0-          n/a    12/3/90      n/a
Unimproved land - Victorville, CA-0-     2,003,109    $236,116     343,904    2,583,129       -0-          n/a     7/2/91      n/a
Unimproved land - Riverside, CA  -0-       672,441          -0-    179,458      851,899       -0-          n/a    8/25/92      n/a
                                 ---    ------------------------   -------   ----------       ---

                                 -0-    $6,923,171    $236,116    $959,769   $8,119,056       -0-
                                 ===     =========     =======     =======    -========       ===

Reconciliation of carrying amount

Beginning balance                       $7,963,822

Additions
  Improvements             $    -0-
  Carrying costs            155,234
                           --------
  Total additions                          155,234
                                        ----------
Ending balance                           8,119,056

Less allowance for decline in the
 fair value of unimproved land           3,839,056
                                        ----------
                                        $4,280,000
                                        ==========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1996




COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - Perris, CA     -0-   $ 1,859,244          -0-   $167,452   $2,026,696       -0-          n/a     2/21/91      n/a
Unimproved land - Victorville, CA-0-     1,937,240          -0-    165,235    2,102,475       -0-          n/a    11/13/90      n/a
Unimproved land - Adelanto, CA   -0-       451,137          -0-     41,361      492,498       -0-          n/a     12/3/90      n/a
Unimproved land - Victorville, CA-0-     2,003,109    $236,116     278,908    2,518,133       -0-          n/a      7/2/91      n/a
Unimproved land - Riverside, CA  -0-       672,441           -0-   151,579      824,020       -0-          n/a     8/25/92      n/a
                                 ---    ------------------------   -------   ----------       ---

                                 -0-    $6,923,171    $236,116    $804,535   $7,963,822       -0-
                                 ===     =========     =======     =======    =========       ===

Reconciliation of carrying amount

Beginning balance                       $7,865,844

Additions
  Improvements             $    -0-
  Carrying costs             97,978
                           --------
  Total additions                           97,978
                                        ----------
Ending balance                           7,963,822

Less allowance for decline in the
 fair value of unimproved land           5,663,822
                                        ----------
                                        $2,300,000
                                        ==========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1995





COLUMN A                    COLUMN B     COLUMN C      COLUMN D              COLUMN E      COLUMN F     COLUMN G COLUMN H  COLUMN I

                                                       COSTS CAPITALIZED       Gross
                                                          SUBSEQUENT           amount
                                                          TO ACQUISITION      at which                 Date of             Estimated
                                           Initial                 Carrying  Carried at   Accumulated  Construc-  Date     Depreci-
Description of Assets        Encumbrances   Costs     Improvements  Costs     Year-End    Depreciation tion       Acquired able Life
---------------------        ------------  -------    ------------ --------  ------------ ------------ ---------  -------- ---------
Unimproved land - Perris, CA     -0-    $1,859,244        -0-     $152,916   $2,012,160       -0-          n/a        2/21/91   n/a
Unimproved land - Victorville, CA-0-     1,937,240        -0-      170,178    2,107,418       -0-          n/a       11/13/90   n/a
Unimproved land - Adelanto, CA   -0-       451,137        -0-       35,501      486,638       -0-          n/a        12/3/90   n/a
Unimproved land - Victorville, CA-0-     2,003,109    236,116      237,802    2,477,027       -0-          n/a         7/2/91   n/a
Unimproved land - Riverside, CA  -0-       672,441        -0-      110,160      782,601       -0-          n/a        8/25/92   n/a
                                 ---    ---------------------      -------    ---------       ---

                                 -0-    $6,923,171   $236,116     $706,557   $7,865,844       -0-
                                 ===     =========    =======--   -=======    =========       ===



Reconciliation of carrying amount

Beginning balance                       $7,457,705

Additions
  Improvements             $229,628
  Carrying costs            178,511
                           --------
  Total additions                          408,139
                                        ----------
                                         7,865,844
Less allowance for decline in the
 fair value of unimproved land          (2,117,773)
                                        ----------
Ending balance                          $5,748,071
                                        ==========





             See Accompanying Notes and Independent Auditor's Report