Form 10-Q
period 1998-03-31
TMP INLAND EMPIRE VII LTD
filed 1998-05-15
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15 (d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1998

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

          Balance Sheets as of March 31, 1998 and December 31, 1997,

          Statements of Income for the three months ended March 31, 1998 and 1997.

          Statements of Cash Flows for the three months ended March 31, 1998 and 1997.


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets


Assets                                              March 31, 1998        December 31, 1997

Cash                                                 $    99,162              $    96,862
Property Held For Investment                           4,354,163                4,280,000
Prepaid Expenses                                          24,817                   32,220

Total Assets                                         $ 4,478,142              $ 4,409,082
                                                     ===========              ===========


Liabilities and Partners Capital

Accrued Interest Payable                             $    34,418              $    27,934
Accounts Payable and Accrued Liabilities                       0                   11,609
Taxes Payable                                             37,569                   26,214
Notes Payable                                            676,529                  613,454

Total Liabilities                                    $   748,516              $   679,211
                                                     ===========              ===========

Partners' Capital

General Partners                                     $   (39,631)             $   (39,629)
Limited Partners 11,500 Equity
Units Authorized and Outstanding                       3,769,257                3,769,500

Total Partners Capital                               $ 3,729,626              $ 3,729,871

Total Liabilities and Partners Capital               $ 4,478,142              $ 4,409,082
                                                     ===========              ===========

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income


                                                         Three Months Ended
                                                     March 31          March 31
                                                       1998              1997

Land Sales                                                0                 0

Cost of Land Sales                                        0                 0

Gross Profit                                              0                 0

Interest and Other Income                               555               216

Gross Income                                            555               216

General & Admin. Expense                                800                 0

Net Income                                             (245)              216
                                                       ====              ====

Allocation of Net Income (Loss)  (Note 2):

General Partners                                         (2)                2


Limited Partners                                       (243)              214

Limited Partners Per Unit                              (.02)              .02

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows


                                                                  Three Months Ended March 31
                                                                    1998                  1997

Net Income (Loss)                                                   (245)                  216
Add Non-Cash Items:
           Amortization of  Organization Costs                         0                     0

Changes in:
           Accounts Payable and Accrued Liabilities               (5,125)               12,108
           Property Taxes Payable                                 11,355                     0
            Investment in land                                   (74,163)              (61,701)
            Prepaid Expenses                                       7,403
Net Cash provided by (used in)
           Operating Activities                                  (60,775)              (49,377)

Financing Activities
           Notes Payable                                          63,075               125,000

Net Cash provided by (used in)                                    63,075               125,000
 Financing Activities
Net Increase/Decrease in Cash                                      2,300                75,623

           Cash, Beginning of Period                              96,862                 7,754

           Cash, End of Period                                    99,162                83,377
                                                                ========              ========

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                        Notes to the Financial Statements
                 For the Three Month Period Ended March 31, 1998
                                   (Unaudited)

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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTES 3 - Notes Payable

As of March 31, 1998 and 1997, the Partnership had four notes payable totaling $442,704. Three notes totaling $317,704 were issued to a third party engineering company for engineering work performed and are due and payable upon sale of certain partnership properties, or March 1, 1997, whichever comes first. The notes bear interest at 10 percent per annum. The general partners have negotiated a one year extension on the notes in return for securing the notes as first trust deeds. At March 31, 1998 this note was in default. Additionally, the Partnership had a note payable to a private lender. The note bears interest at 14% per annum and matures February 1999. The note is secured by Partnership land.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                    For the Three Months Ended March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations.

Partnership revenues during the three month periods ended March 31, 1998 and 1997 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

During the three months ended March 31, 1998, operating activities of the Partnership used approximately $74,000 for carrying costs of the land held for investment, and financing activities provided $63,000 from the proceeds of a note payable.

The Partnership had five properties at March 31, 1998 that are being held for appreciation and resale. Upon the property sale, the Partnership intends to pay Partnership obligations and distribute the remaining sales proceeds, less any reserves needed for operations, to the partners.

The Partnership has insufficient cash on hand to meet the anticipated cash requirements of the Partnership for the next twelve months. Management will attempt to procure a loan secured by Partnership land, as well as withhold payment of certain expenses such as property taxes. As of March 31, 1998, no such loan had been established and there is no assurance that management will be successful in securing such a loan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1998


TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

By:  TMP Investments, Inc., as General Partner
     -----------------------------------------------

By:  /s/ WILLIAM O. PASSO
     -----------------------------------------------
         William O. Passo, President


By:  /s/ ANTHONY W. THOMPSON
     -----------------------------------------------
         Anthony W. Thompson, Exec. Vice President


By:  /s/ RICHARD HUTTON, JR.
     -----------------------------------------------
         Richard Hutton, Jr., Controller



By:  TMP Properties, A California Partnership as General Partner


By:  /s/ WILLIAM O. PASSO
     -----------------------------------------------
         William O. Passo, General Partner


By:  /s/ ANTHONY W. THOMPSON
     -----------------------------------------------
         Anthony W. Thompson, General Partner


By:  /s/ SCOTT E. MCDANIEL
     -----------------------------------------------
         Scott E. McDaniel, General Partner

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule