Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE VII LTD
filed 1998-08-19
CIK 887025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                  FORM 10-K/A
(Mark One)

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

                            ------------------------

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                           Name of each exchange on which
to be so registered                           each class is to be registered
- -------------------                           ------------------------------

       N/A                                                  N/A

Securities to be registered pursuant to Section 12 (g) of the Act:


                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No. [ ]

                          TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership

                              Financial Statements
                               December 31, 1997




                               Table of Contents

 Independent Auditor's Report ...................................      1

Balance Sheet....................................................      2

Statement of Income..............................................      3

Statement of Partners' Capital...................................      4

Statement of Cash Flows..........................................      5

Notes to Financial Statements....................................     6-9

Supplementary Information........................................    10-12

                                               Independent Auditor's Report


To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1997 and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1997 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


Balser, Horowitz, Frank and Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana, California January 26, 1998 except for Note 7, as to which the date is August 3, 1998



                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1997



                                     Assets

                                                              1997
                                                              ----

Cash                                                     $      96,862

Investment in unimproved land,
  at lower of cost or fair value                             2,414,401

Prepaid expenses                                                32,220
                                                         -------------

       Total assets                                         $2,543,483
                                                         =============



                        Liabilities and Partners' Capital


Due to affiliates                                        $     10,809
Accrued interest payable                                       27,934
Franchise tax payable                                             800
Property tax payable                                           26,214
Notes payable                                                 613,454
                                                         ------------

       Total liabilities                                      679,211
                                                         ============


Partners' capital (deficit)

    General partners                                          (58,285)
    Limited partners; 8,700 equity units
       authorized and outstanding                           1,922,557
                                                            ---------

       Total partners' capital                              1,864,272
                                                            ---------

       Total liabilities and partners' capital           $  2,543,483
                                                         ============





             See Accompanying Notes and Independent Auditor's Report



                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                               Statement of Income
                      For the Year Ended December 31, 1997




                                                              1997

Income

    Interest income                                      $       1,139
                                                         -------------

       Total income                                              1,139
                                                         =============



Expenses

    Accounting                                                   6,173
    General partner fees                                        15,419
    Expense reimbursements                                      19,240
                                                         -------------

       Total expenses                                           40,832
                                                         =============


    Income or (loss) before income taxes                       (39,693)

    State franchise tax                                            800
                                                         -------------

    Net income or (loss)                                 $     (40,493)
                                                         ==============



Allocation of net income or (loss)

    General partners, in the aggregate                   $        (405)
                                                         ==============

    Limited partners, in the aggregate                   $     (40,088)
                                                         ==============

    Limited partners, per equity unit
                                                         $       (4.61)
                                                         ==============






             See Accompanying Notes and Independent Auditor's Report



                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                         Statement of Partners' Capital
                      For the Year Ended December 31, 1997








                                       General           Limited
                                      Partners           Partners       Total



Partners' capital (deficit)
 December 31, 1996                    (57,880)          1,962,645     1,904,765
                                       -------           ---------     ---------


Net income or (loss) for 1997            (405)            (40,088)      (40,493)
                                       -------           ---------     ---------


Partners' capital (deficit)
 December 31, 1997                   $(58,285)        $1,922,557     $1,864,272
                                     ========         ==========     ==========

























             See Accompanying Notes and Independent Auditor's Report



                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997


                                                                     1997
                                                                     ----

Cash flow from operating activities
    Net income or (loss)                                      $     (40,493)
    Adjustments to reconcile net income or (loss)
       to net cash (used in) operating activities:
       Change in accrued interest payable                           (56,431)
       Increase or (decrease) in due to affiliates                   10,106
       Increase or (decrease) in property tax payable               (61,280)
       Increase in carrying costs                                  (114,401)
       Increase in prepaid expenses                                 (32,220)
                                                              -------------
          Net cash (used in) operating activities                  (294,719)
                                                              -------------



Cash flow from financing activities
    Issuance of notes payable                                       383,826
                                                              -------------

          Net cash provided by financing activities                 383,826
                                                              -------------


Net increase or (decrease) in cash                                   89,107

Cash, beginning of year                                               7,755
                                                              -------------


Cash, end of year                                             $      96,862
                                                              =============


Supplemental disclosures of cash flow information

Income taxes paid                                             $         800
                                                              =============


Interest paid                                                $       18,131
                                                             ==============


Other disclosures

The Partnership did not enter into any non-cash investing activities, but had non-cash financing activities (see Note 6). It did not have any short-term highly liquid investments during the year ended December 31, 1997.




             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997


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

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 is $800.

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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


Note 4 - Allocation of profits, losses and cash distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1997.

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

         The Partnership paid $15,419 in partnership management fees to the general partners for the year ended December 31, 1997. The Partnership was also charged $10,468 during the year ended December 31, 1997 by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $10,809, to the general partner and the affiliated company.


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

                           TMP INLAND EMPIRE VII, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



Note 7 - Re-statement and re-issuance of 1997 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049 and $2,117,773 for 1996 and 1995, respectively. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements has been re-stated to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $40,832.


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





                                                     COSTS CAPITALIZED        Gross
                                                        SUBSEQUENT            amount
                                                      TO ACQUISITION         at which                                      Estimated
                                                  -----------------------
                                      Initial                    Carrying   Carried at  Accumulated   Date of      Date  Depreciable
Description of Assets   Encumbrances   Costs      Improvements     Costs     Year-End   Depreciation Construction Acquired   Life



Unimproved land -
Perris, CA                 -0-       $ 1,859,244           0     $179,961   $2,039,205      -0-         n/a        2/21/91    n/a
Unimproved land -
Victorville, CA            -0-        1,937,240            0      182,631    2,119,871      -0-         n/a       11/13/90    n/a
Unimproved land -
Adelanto, CA               -0-          451,137            0       48,907      500,044      -0-         n/a        12/3/90    n/a
Unimproved land -
Victorville, CA            -0-        2,003,109     $236,116      332,062    2,571,287      -0-         n/a         7/2/91    n/a
Unimproved land -
Riverside, CA              -0-          672,441            0      175,375      847,816      -0-         n/a        8/25/92    n/a
                            -           -------      -------      -------      -------       -                     - -- --

                           -0-       $6,923,171     $236,116     $918,936   $8,078,223      -0-
                           ===       ==========     ========     ========   ==========      ===







Reconciliation of carrying amount

Beginning balance                    $7,963,822

Additions
  Improvements             $       0
  Carrying costs             114,401
                             -------

  Total additions                       114,401
                                        -------

Ending balance                        8,078,223

Less allowance for decline in the
 fair value of unimproved land       (5,663,822)
                                     ----------

                                     $2,414,401
                                     ==========

                         See Accompanying Notes and Independent Auditor's Report