Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE VII LTD
filed 1998-08-19
CIK 887025

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


                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                           March 31, 1998    December 31, 1997
Assets
Cash                                       $   99,162        $   96,862
Property Held For Investment                2,463,035         2,414,401
Prepaid Expenses                               21,321            32,220
                                           ----------        ----------

Total Assets                               $2,583,518        $2,543,483
                                           ==========        ==========


Liabilities and Partners Capital

Accrued Interest Payable                   $   34,418        $   27,934
Due to Manager                                  2,935                 0
Accounts Payable and Accrued Liabilities            0            11,609
Taxes Payable                                  37,126            26,214
Notes Payable                                 676,529           613,454
                                            ---------        ----------

Total Liabilities                          $  751,008        $  679,211
                                           ==========        ==========

Partners' Capital

General Partners                           $  (58,603)       $  (58,285)
Limited Partners  11,500  Equity
Units Authorized and Outstanding            1,891,113         1,922,557
                                           ----------        ----------

Total Partners Capital                     $ 1,832,510       $1,864,272

Total Liabilities and Partners Capital     $ 2,583,518       $2,543,483
                                           ===========       ==========




                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income




                                                     Three Months Ended
                                                     March 31      March 31
                                                       1998           1997

Interest and Other Income                          $    555        $    216

General & Admin. Expense                             32,316          12,083
                                                   --------        --------

Net Loss                                           $(31,761)       $(11,867)
                                                   =========       =========

Allocation of Net Income (Loss)  (Note 2):

General Partners:                                  $   (318)       $   (119)
                                                   =========       =========

Limited Partners:                                  $(31,443)       $(11,748)
                                                   =========       =========

Limited Partners Per Unit                          $    (2.73)     $  (1.02)
                                                   ===========     =========


                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows



                                             Three Months Ended March 31
                                               1998                   1997

Net Loss                                      $ (31,761))          $ (11,867)

Changes in:
         Due to Manager                           2,935                    0
         Accounts Payable and Accrued
          Liabilities                            (4,325)              12,108
         Property Taxes Payable                  10,112                    0
            Investment in land                  (48,634)             (49,618)
            Prepaid Expenses                     10,898                    0
                                               --------              ---------
Net Cash provided by (used in)
         Operating Activities                   (60,775)             (49,377)

Financing Activities
         Notes Payable                           63,075              125,000
                                              ---------            ---------
Net Cash provided by                             63,075              125,000
                                              ---------            ---------
 Financing Activities
Net Increase/Decrease in Cash                     2,300               75,623

         Cash, Beginning of Period               96,862                7,754
                                              ---------            ---------

         Cash, End of Period                  $  99,162            $ 83,377
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

NOTE 4 - Restatement and reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated on August 3, 1998 to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $12,083 for the quarter ended March 31, 1997 and $32,316 for the quarter ended March 31, 1998.

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

Date:    May 12, 1998


                  TMP INLAND EMPIRE VII, LTD.
                  A California Limited Partnership

                  By:      TMP Investments, Inc., as General Partner
                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President


                                 By:       \s\ Richard Hutton, Jr.
                                       -------------------------------------
                                         Richard Hutton, Jr., Controller



                        By: TMP Properties, A California Partnership as General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                          Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partne