Form 10KSB
period 1998-12-31
TMP INLAND EMPIRE VII LTD
filed 1999-04-15
CIK 887025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------
                                  FORM 10 K-SB

(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

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

   Title of each class                      Name of each exchange on which
   to be so registered                      each class is to be registered
   N/A                                      N/A

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

ITEM 1(A).        BUSINESS

INTRODUCTION

TMP INLAND EMPIRE VII, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in July 1990, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in Riverside and San Bernardino Counties, California. Some of the Properties are or will be planned, zoned and mapped for single family residential purposes, while others are or will be planned, zoned and mapped for commercial or industrial uses. Actions by the Partnership to obtain the desired general/specific plan, zoning and parcel/tract map changes by or approvals of governmental entities, and to subdivide and site plan, are commonly referred to as "pre-development."

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

TMP Inland Empire VII, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as as Exhibit to Form 10-K.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. Between July 20, 1990 and December 31, 1992, the Partnership sold a total of 8,700 Limited Partnerships Units. As of December 31, 1998, all Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future.
Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances,

Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2021, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue Partnership business;

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

2.       Removal of a General Partner;

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

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the

General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale of Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties or unanticipated environmental regulation and special assessment district develop-ment feed could impair the value of the Properties owned by the Partnership.

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

ITEM 1(D).        FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries:

ITEM 2.  PROPERTIES

The Partnership acquired a total of five properties. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south.

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert Temecula/Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and do not produce any operating income or cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties, or any of them. In such even, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for profit.

The Partnership owns the following properties:

                     Date          Purchase      Date              Sales
Property          Purchased         Price        Sold              Price

Perris 9.6        02-21-91        $1,659,000       *                 *
Victorville
 19.55            11-13-90        $1,750,000       *                 *
Adelanto
 18.3             12-03-90        $  380,000       *                 *
Victorville
 70.35            07-02-91        $1,752,500       *                 *
Perris
 18.54            08-02-92        $  673,000       *                 *

All  of  the  Properties  were still owned by the Partnership as of December 31,
1998

PERRIS 9.6. This Property, consisting of approximately 9.6 net acres, is located at the southwest corner of the intersection of Nuevo Road and Evans in the City of Perris, and is currently zoned C-2 (general commercial). The Property is adjacent to the Park West Specific Plan, which contemplates 2,203 residential dwelling units over 520 acres. Construction of the town center is completed on Nuevo and the 215 freeway which is 1 1/2 miles from the Property.

VICTORVILLE 19.55. This Property, consisting of approximately 19.55 acres, is located at the southeast corner of Hopland and Highway 395 in the City of Victorville. Since contracting to buy the Property, the General Partners have successfully achieved a rezoning from M-I-T (light manufacturing) to C-2-T (commercial). The intersection at which the Property is located is scheduled to become one of the major intersections in the Victor Valley. Cal Trans has informally adopted a redesign plan for Highway 395 which will widen it to six lanes and create traffic signal controlled intersections at Hopland and five other cross streets in the Cities of Victorville and Adelanto. Hopland is scheduled to become a 84 foot wide surface connector.

ADELANTO 18.3. This property, consisting of approximately 18.3 acres, is located in the City of Adelanto and is currently zoned R-1 (residential The 73 lot Vesting Tentative Mapwhich had expired has been resubmitted with the City of Adelanto . . Located at the Northeast corner of Cactus and Raccoon in the City of Adelanto, the property is part of the area to be included within the Second Assessment District to bring sewer, water and paved streets to the Property.

VICTORVILLE 70.35. This Property, consisting of approximately 70.35 acres, is located within the city limits of Victorville, approximately 1/2 mile east of Highway 395 with Palmdale Drive to the north, and Luna Road to the south. When the Property was acquired, it was zoned for three residential units per acre. However, the general plan calls for five units per acre, and the General Partners have initiated a plan for the Property calling for partial PUD (Planned Unit Development) zoning and Tentative Tract Maps, which, when taken together, will create 347 single-family home lots. The Partnership contracted with Ludwig Engineering to do the final engineering on a deferred payment basis on these tracts. The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70 acre parcel. The note matured March 1, 1998. This note was paid off in January, 1999. Infrastructure is being brought to the property by a combination of improvements funded by the City in an Assessment District, and neighboring developers. A new high school has recently been completed within a half mile of the property.

PERRIS 18.54. This Property, consisting of approximately 18.54 acres, is located southeast of and adjacent to the intersection of Oleander Avenue and Decker Road in the Perris Area of Riverside County, California. The Property is zoned IP ( Industrial Park). Construction of the freeway off-ramp is complete which greatly enhances the visibility of the Property.

ITEM 3   LEGAL PROCEEDINGS
There are no matters requiring disclosure under Item 3:

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters we submitted to a vote of Registrants security holders during the fourth quarter of 1998

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION
As of December 31, 1998 there were approximately 887 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1994 - 1998.

CASH DISTRIBUTIONS

There were no cash distributions to the Partners during the fiscal years ended December 31, 1994 - 1998.. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth below in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1994 - 1998 , and should be read in conjunction with the more detailed financial statements contained in Item 8 below.


                                                    (UNAUDITED)
                                              YEAR ENDED DECEMBER 31
                                   (Not Covered by Independent Auditor's Report)

                        1998        1997       1996          1995        1994
                        ----        ----       ----          ----        ----

Interest Income   $    1,067   $    1,139   $     1,182  $     1,668   $  6,113

Total income      $    1,067   $    1,139   $     1,182  $     1,668   $
6,113

Net income
  (loss)          $ (106,607)  $  (40,493)  $(3,547,464) $(2,118,961)  $  3,257

Net income
(loss) per Unit   $   (12.13)  $    (4.61)  $   (403.68) $   (241.00)  $    .37

Cash distri-
bution per Unit*  $        -   $        -   $         -  $         -   $      -
                  ==========    =========   ===========  ===========  ==========
Total assets      $2,597,545   $2,543,483   $ 2,307,755  $ 5,758,528  $7,572,605

*  (Based on 8,700 Units Outstanding at December 31, 1994 - 1998.)

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Sections 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this Report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

RESULTS OF OPERATIONS

During the period from inception (July 20, 1990) through December 31, 1991, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The only cash revenues received during, 1993, 1994, 1995, 1996 1997, and 1998 were from the interest income earned on funds held. The Partnership losses in 1995 and 1996 were due to write-downs in value of the Partnership land due to a decline in market value of the land.,

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated by the predecessor independent accounting firm on August 3, 1998 to reverse the appreciation in fair value of land. In addition, certain carrying costs of land that were previously capitalized have been restated as current expenses in the amount of $21,949 for the year ended December 31, 1998.

The Partnerships management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The partnership raised a total of $7,722,751, net of syndication costs, from the sale of Limited Partnership Units. During the period from inception through December 31, 1995, the Partnership acquired a total of five Properties for all cash at a total expenditure of $7,457,705, including direct carrying costs, such as interest and property taxes.

The Partnership does not intend to acquire any additional Properties. The five Properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the Partners.

The Partnership owns land in the Riverside and San Bernardino counties That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, recovery has been very slow

In March and November 1997, the General Partners procured loans of $125,000 and $233,825 respectively to provide cash for Partnership operations. The loans are secured by Partnership land. (See Note 7 of the Partnership Financial Statement)

The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70 acre parcel. The note matured March 1, 1998. This note was paid off in February 1999. (See Note 7 of the Partnership Financial Statement)

There are no current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.

In March, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt,property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31,1998 the PacWest has loaned the Partnership $113,498 for ongoing operations.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest is paid a fee of $15,998 annually for its administrative services.

RISK FACTORS

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, computer systems and/or software used by organizations may need to be upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership has developed and implemented a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its entire organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be paid out as part of the Partnership's general and administrative expenses.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10 K-SB:

For the fiscal years ended December 31, 1998 and 1997
                                                                  Page No.

     Independent Auditors Report                                   1, 2

     Balance Sheet as of December 31, 1998                          3

     Statements of OperationS for the years ended December
     31, 1998 and 1997                                              4

     Statements of Partners Capital for the years ended
     December 31, 1998 and 1997                                     5

     Statements of Cash Flow for the years ended
     December 31,1998 and 1997                                      6

     Notes to Financial Statements                                7 - 11

     Financial Statement Schedules                                12, 13

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Independent Accounting Firm. On March 29, 1999 the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Paso, Anthony W. Thompson and Scott E. McDaniel.

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

WILLIAM O. PASSO, 57, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 52, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1998, the Partnership paid fees to the General Partners for various services in the amount of $102,545 of which none was paid in the year ended December 31, 1998. The General Partners did not receive any Partnership distribution during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the Partnership had 8,700 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1998 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (July 20, 1990) through the fiscal year ended December 31, 1998. The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.


                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient               Description of Payment            December 31, 1998
-------------               ----------------------            -----------------

Selling Commission and     Up to a maximum of 10% of gross            $  780,008
Due Diligence              proceeds, a minimum of which was
Reimbursement (TMP         reallocated to participating Soliciting
Capital Corp.)             Dealers (which included TMP Capital
                           Corp.) from Units sold by them.  Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Reimbursement for          Organizational Expenses paid to the          $ 13,426
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational  costs actually incurred
                           such as  advertising,  mailing,
                           printing  costs, clerical  expenses,
                           legal  and  accounting fees.


Reimbursement for          The General Partners were reimbursed         $351,234
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the Properties, including the purchase
                           price of Properties  acquired prior to
                           Partnership formation,  out of pocket
                           carrying costs of such Properties (such
                           as interest and property taxes) including
                           actual interest incurred  on  all  funds
                           advanced  for  the benefit of the
                           Partnership, deposits, escrow extension
                           payments, appraisal fees, expenses of
                           feasibility  and other studies performed
                           by third parties unaffiliated  with the
                           General Partners and similar  expenses,
                           but  not  including  the General
                           Partners' overhead, salaries, travel
                           or like expenses.

Property Acquisition       For services rendered in connection
Fees                       with the acquisition of the Properties
(General Partners          acquired by the Partnership, the
or an affiliate)           General Partners, or an affiliate,
                           received  acquisition  compensation
                           (either denominated  as  such,  or
                           as a real  estate brokerage  com-
                           mission,  or otherwise) in the
                           following amounts:
                                   (i)      Acquisition fees:           $500,000
                                   (ii)     Real estate brokerage       $158,900
                                            commissions

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1998
----------------------     --------------------------          -----------------

Partnership Management     A Partnership Management Fee with            $102,545
Fee                        respect to each Property until a
(General Partners)         Property is sold or improvement
                           of the Property  commences  in
                           an annual  amount of 1/4  of  1%
                           (.25%)  of  the  cost  of  the
                           property,  but not to exceed 2% of
                           such cost in the aggregate.

Leasing and Property       For leasing an improved Property,                $-0-
Management Fees            or a portion thereof, a commission
(General Partners or an    7% for the first year's rent (net
affiliate) lease)          equal to or 6% of the first year's
                           rent (gross lease) decreasing to
                           2.5% (net lease)  or 2%  (gross
                           lease)  of the rent for years
                           eleven through thirty.  Upon
                           development of the Properties,
                           or any of them, an amount up to
                           5%  of  the   gross   revenues
                           of  the Properties for super-
                           vision for the operation and
                           maintenance  of  the  Properties.
                           Such leasing and property manage-
                           ment fees shall not exceed the
                           competitive  rates that would
                           be charged by unaffiliated persons.

Interest in Partnership    1% interest in all Partnership                   $-0-
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash
(General Partners)         from Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated               A 15% interest in all Partnership                $-0-
Participation              allocations of Net Income and
(General Partners)         Distributions of Distributable Cash from
                           Operations  and of  Cash  from  the  Sale
                           or Refinancing of the  Properties
                           subordinated to a return of all Limited
                           Partners' Capital Contributions plus a
                           cumulative, non-compounded  return
                           of 6% per  annum  on their Adjusted
                           Capital Contributions.

Subordinated Real          Real estate commissions with respect to          $-0-
Estate Commission          the sale of Properties which are equal
(General Partners          to the lesser of:  (I) 3% of the gross
or an Affiliate)           sales price of a Properties; equal to
                           one-half  the  normal and  competitive
                           rate charged by unaffiliated parties, but
                           payment shall be  subordinated  to a
                           return  of all Limited Partners'Capital
                           contributions, plus a cumulative,
                           noncompounded return of 6% per
                           annum on their Adjusted Capital
                           Contributions.


SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $780,008 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $13,426. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 16.5% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 83.5% interest therein. Net Losses and nonrecourse deductions shall be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received distributions equal to their capital contributions plus their preferred return; and thereafter 85% to the Limited Partners and 15% to the General Partners; provided however, no allocation of Net Losses shall be made to a limited partner to the extent that the allocation would create or increase a negative balance in that limited partner's capital account. In the event, a Limited Partner may not be allocated Net Losses, net losses shall be allocated one hundred percent (100%) to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 16.5% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contri-bution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

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

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest Inland Empire, LLC (PacWest)entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1998 However, a Form 8K was filed on March 29, 1999

(c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3), (4) and (10.1)   Agreement of Limited Partnership and other material
                           agreements are incorporated by reference to Exhibits
                           (3),(4) and (10.1) to the Form 10 Registration State-ment, SEC File No. 0-20120 filed on April 24, 1992.
                        27 Financial Data Schedule

                           TMP INLAND EMPIRE VII, LTD
                       (A California Limited Partnership)


                              Financial Statements
                           December 31, 1998 and 1997



                                Table of Contents
                                -----------------



Reports of Independent Auditors                                    1-2

Balance Sheet                                                       3

Statements of Operations                                            4

Statements of Partners' Capital                                     5

Statements of Cash Flows                                            6

Notes to Financial Statements                                    7-11

Supplementary Information                                       12-13

                         Report of Independent Auditors

To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)


We have audited the accompanying balance sheet of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1998, and the related statements of operations, partner' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


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


The financial statements as of December 31, 1997, were examined by other auditors. As discussed in Note 8, they expressed an unqualified opinion on January 26, 1998, and on August 3, 1998 reissued their unqualified opinion for the year ended December 31, 1997.

Swenson Advisors, LLP
SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 26, 1999

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

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998, except for Note 7, as to which the date is August 3, 1998




                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1998



                                     Assets
                                     ------


Cash                                                          $            547

Investment in Unimproved Land, net (Note 8)                          2,590,709

Prepaid Expenses                                                         5,039
                                                              ----------------

         Total Assets                                         $      2,596,295
                                                              ================


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates (Note 5)                                    $        113,498
Accrued Interest Payable                                                57,021
Franchise Tax Payable                                                      800
Other Current Liabilities                                                  782
Notes payable (Note 7)                                                 666,529
                    -                                                  -------

         Total Liabilities                                             838,630
                                                                       -------


Partners' Capital (Deficit) (Notes 3 and 4)

  General Partners                                                    (59,351)
  Limited Partners; 8,700 Equity Units
    Authorized and Outstanding                                       1,817,016
                                                                     ---------

         Total Partners' Capital                                     1,757,665
                                                                     ---------

         Total Liabilities and Partners' Capital              $      2,596,295
                                                              ================



                            See Accompanying Notes


                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997



                                                   1998               1997
                                                   ----               ----

Income
------

  Interest Income                            $        1,067    $         1,139
                                             --------------    ---------------

         Total Income                                 1,067              1,139
                                             --------------    ---------------

Expenses

  Accounting and Financial Reporting                 38,604              6,173
  Partnership Management Fees                        27,417             15,419
  Outside Professional Services                      15,551                  -
  General and Administrative                         23,507                  -
  Expense Reimbursements                                  0             19,240
  Interest Expense                                    1,795                  -
                                             --------------    ---------------

         Total Expense                              106,874             40,832
                                             --------------    ---------------


  Loss Before Income Taxes                         (105,807)           (39,693)

                                             --------------    ---------------

  State Franchise Tax                                   800                800
                                             --------------    ---------------

  Net Loss                                   $     (106,607)    $       (40,493)
                                              ==============     ==============



Allocation of Net Loss

  General Partners, in the Aggregate          $      (1,066)    $         (405)

  Limited Partners, in the Aggregate          $    (105,541)    $      (40,088)

  Limited Partners, per Equity Unit           $      (12.13)    $        (4.61)



                             See Accompanying Notes



                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997




                                          General       Limited
                                         Partners       Partners         Total
                                         --------       --------         -----


Partners' Capital (Deficit)
  December 31, 1996                     $(57,880)     $1,962,645    $ 1,904,765


Net Loss for 1997                           (405)        (40,088)       (40,493)

Partners' Capital (Deficit)
  December 31, 1997                      (58,285)      1,922,557      1,864,272


Net Loss for 1998                         (1,066)       (105,541)      (106,607)

Partners' Capital (Deficit)
  December 31, 1998                     $(59,351)     $1,817,016    $ 1,757,665


                             See Accompanying Notes


                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                                     1998               1997
                                                     ----               ----

Cash Flow from Operating Activities
  Net Loss                                    $    (106,607)    $      (40,493)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In Operating
     Activities:
      Increase or (Decrease)
       in Prepaid Expenses                            27,181           (32,220)
      Increase in Carrying Costs                    (176,308)          (114,401)
      Increase or (Decrease) in
       Accrued Interest Payable                       29,087           (56,431)
      Increase in Other Current
        Liabilities                                      782                  -
      Increase in Due to Affiliates                  102,689             10,106
      Decrease in Property Tax Payable              (26,214)           (61,280)
                                                    -------            -------

Net Cash Used In Operating Activities              (149,390)          (294,719)
                                                   --------           --------

Cash Flow from Financing Activities
  Payments on Notes Payable                         (10,000)                  -
  Issuance of Notes Payable                           63,075            383,826
                                                      ------            -------

Net Cash Provided by Financing Activities             53,075            383,826
                                                      ------            -------

Net Increase or (Decrease) in Cash                  (96,315)             89,107

Cash, Beginning                                       96,862              7,755
                                                      ------              -----

Cash, Ending                                  $          547    $        96,862
                                              ==============    ===============


Supplemental Disclosures of
    Cash Flow Information
--------------------------

Cash paid for income taxes                    $          800    $           800

Cash paid for interest                        $       50,099    $        18,131




                             See Accompanying Notes

                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


Note 1 - General and Summary of Significant Accounting Policies

         General - TMP Inland Empire VII, Ltd. (the Partnership) was organized in 1990 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $1,007,223 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

         Income Taxes - The Partnership is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


         New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the financial statements of the Partnership.

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

Note 3 - Partners' Contributions

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a

                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


         cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 83.5% and the general partners 16.5% of profits, losses and cash distributions. There were no distributions in 1998 or 1997.

Note 5 - Agreements With PacWest Inland Empire, LLC

         In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships. In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibil-ity for all partnership administration while not replacing any of the General Partners.

         In addition, PacWest has agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

         PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

         In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1998, the Partnership has an amount due of $218,442 to PacWest related to the aforementioned agreements.

         Pursuant to the Management Agreement PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past

                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997

         five years. As of December 31, 1998, the Partnership has an amount due of $113,498 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

         Syndication costs (see Note 1) include $870,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp.
         until October 1, 1996, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of $500,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $15,419 in partnership management fees to the General Partners for the year ended December 31, 1997. The Partnership was also charged $10,468 during the year ended December 31, 1997 by the General Partner and an affiliated company of the General Partners for office, secretarial and advertising expenses. (See also Note 7.)

Notes 7 - Notes Payable

         In 1997, the Partnership entered into an amended loan agreement with an outside party who provided engineering service for various land parcels. The loan amount of $317,704 accrued interest at 10% per annum, and the interest was payable on or before February 28, 1998. The principal amount was payable in full upon sale of the land parcels or upon recordation of the final tract maps for the same parcels and is secured by those parcels. The loans were guaranteed by the three General Partners of TMP Properties and by TMP Properties. As of December 31, 1998, the outstanding principal balance was $307,704. These notes were repaid in full in February 1999.

         In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the partnership as collateral. The total loan amount of $125,000 accrues interest at 14% per annum, and the interest is payable monthly beginning April 1, 1997 and was originally due in February 1999. In February 1999, the note payable was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly payment to $1,276 per month beginning on March 1, 1999.

         In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and

                           TMP INLAND EMPIRE VII. LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                           December 31, 1998 and 1997


         the interest is payable monthly. This note matures in November 1999.

Notes 8 - Restatement and Reissuance of 1997 Financial Statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049 and $2,117,773 for 1996 and 1995, respectively. The 1997 financial statements originally issued with the auditor's report dated January 26, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

         In addition, certain carrying costs of land that were previously capitalized have also been re-stated as expenses in the amount of $40,832 for the year ended December 31, 1997.

Note 9 - Year 2000 Issue (unaudited)

         Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Company's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTARY INFORMATION




                                            TMP INLAND EMPIRE VII, LTD
                                        (A California Limited Partnership)
                              Schedule II - Real Estate and Accumulated Depreciation
                               (Schedule XI, Rule 12-28, for SEC Reporting Purposes)
                                       For the Year Ended December 31, 1998
COLUMN A                  B              C                  D               E               F          G           H           I
------------------------------------------------------------------------------------------------------------------------------------


                                                     COSTS CAPITALIZED
                                                         SUBSEQUENT      Gross
                                                        TO ACQUISITION   amount at                                         Estimated
                                        Initial                 Carrying which Carried Accumulated  Date of       Date   Depreciable
Description of Assets  Encumbrances       Cost    Improvement    Cost    at Year-End   Depreciation Construction  Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------
Unimproved land -
Perris CA               -0-       $1,859,244            -0-  $  211,084  $2,070,328        -0-          n/a         2/21/91     n/a
Unimproved land -
Victorville, CA         -0-        1,937,240            -0-     243,040   2,180,280        -0-          n/a        11/13/90     n/a
Unimproved land -
Adelanto, CA            -0-          451,137            -0-      58,159     509,296        -0-          n/a         12/3/90     n/a
Unimproved land -
Victorville, CA         -0-        2,003,109        236,116     368,991   2,608,216        -0-          n/a          7/2/91     n/a
Unimproved land -
Perris, CA              -0-          672,441            -0-     213,970     886,411        -0-          n/a         8/25/92     n/a
                        ---          -------       --------  ----------   ---------        ---

                      $ -0-       $6,923,171       $236,116  $1,095,244  $8,254,531        -0-
                       ====       ==========      =========  ==========  ==========        ===


Less valuation
allowance:                                                              (5,663,822)
                                                                         ----------

Net carrying value                                                       $2,590,709
                                                                         ==========

Reconciliation of
  carrying amount

Beginning balance                 $2,414,401
Additions
 Carrying Costs       $176,308
  Total Additions                    176,308
Total Deductions                         -0-
                                  ----------

Ending balance                    $2,590,709
                                  ==========

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    APRIL 15, 1999
     ----------------------

               TMP Inland Empire VII, Ltd.
               A California Limited Partnership

               By: TMP Investments, Inc., a California Corporation as Co-General Partner

               By:      /S/ WILLIAM O PASSO
                   -------------------------------------
                        William O. Passo, President

               By:     /S/ ANTHONY W THOMPSON
                  -------------------------------------
                        Anthony W. Thompson, Exec. VP


               By: TMP Properties, a California General
               Partnership as Co-General Partner

               By:       /S/ WILLIAM O PASSO
                  -------------------------------------
                        William O. Passo, General Partner

               By:      /S/ ANTHONY W THOMPSON
                   -------------------------------------
                        Anthony W. Thompson, General Partner

               By:      /S/ SCOTT E MCDANIEL
                  -------------------------------------
                        Scott E. McDaniel, General Partner