Form 10QSB
period 1999-03-31
TMP INLAND EMPIRE VII LTD
filed 1999-05-14
CIK 887025

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                           Commission File No. 0-20120

                           TMP INLAND EMPIRE VII, LTD
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


            CALIFORNIA                                  33-0416043
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

                      801 North Parkcenter Drive, Suite 235
                           Santa Ana, California 92705
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including area code)




Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format:____Yes__X__No

PART I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 1999 and December 31, 1998, Statements of Income for the three months ended March 31, 1999 and 1998, Statements of Cash Flows for the three months ended March 31, 1999, and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998 (b) the financial position at March 31, 1999 and ( c ) the cash flows for the three months ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                 March 31,         December 31,
                                                  1999                1998
                                               (unaudited)
                                               --------------------------------

                                     Assets

Cash                                        $     3,588          $          547
Prepaid Expenses                                  2,681                   5,039
Investment in Unimproved Land,
    net (Note 1)                              2,640,232               2,590,709
                                              ---------              ----------

         Total Assets                       $ 2,646,501          $    2,596,295
                                             ==========              ==========

                      Liabilities and Partners Capital

Due to Affiliates (Note 5)                  $   546,397          $      114,280
Franchise Tax Payable                               800                     800
Property Taxes Payable                           12,725                     ---
Accrued Interest Payable (Note 7)                    --                  57,021
Notes Payable (Note 7)                          358,825                 666,529
                                              ---------              ----------

         Total Liabilities                      918,747                 838,630
                                              ---------              ----------

General  Partners                             (  59,650)               ( 59,351)
Limited Partners:  8,700 Equity Units
  Authorized and Outstanding                  1,787,404               1,817,016
                                              ---------              ----------


         Total Partners Capital               1,727,754               1,757,665
                                              ---------              ----------

         Total Liabilities and
                  Partners Capital          $ 2,646,501          $    2,596,295
                                             ==========              ==========













                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                       Three Months Ended
                                                    March 31,          March 31,
                                                      1999               1998
                                                    --------------------------

Income

     Interest                                      $     ---     $         555
                                                    --------         ---------

         Total Interest Income                           ---              555

Expenses
     Accounting & Financial Reporting                  5,796            9,007
     Outside Professional Services                     6,788           21,419
     General  & Administrative                         4,188            1,090
     Interest                                         12,339               --
                                                     --------         ---------

         Total Expenses                               29,111           31,516
                                                     --------         ---------

         Loss Before Income Taxes                     29,111           30,961

     State Franchise Tax                                 800              800
                                                     --------         ---------

         Net Loss                                    $29,911          $31,761
                                                     =======          =======


Allocation of Net Loss  (Note 4):

General  Partners, in the Aggregate:               $   (299)       $    (318)
                                                   =========       ==========

Limited Partners, in the Aggregate:                $(29,612)       $ (31,443)
                                                   =========       ==========

Limited Partners, per Equity Unit:                 $  (3.40)       $   (3.61)
                                                   =========       ==========













                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)



                                                       Three Months Ended
                                                    March 31           March 31
                                                      1999               1998
                                                      -----------------------

Cash Flows from Operating Activities:

Net Loss                                           $  (29,911)        $ (31,761)
Adjustments to Reconcile Net Loss to Net Cash
     Provided By (Used In) Operating Activities:
       Increase in Due to Affiliates                  432,117            2,935
       Decrease in Prepaid Expenses                     2,358           10,898
       Decrease in Interest  & Accounts Payable       (57,021)          (4,325)
       Increase in Property Taxes Payable              12,725           10,112
                                                    ---------          --------

     Net Cash Provided By (Used In)
                Operating Activities                  360,268          (12,141)
                                                    ---------          --------

Cash Flow from Investing Activities:

       Increase in Investment in Unimproved Land       (49,523)        (48,634)
                                                     ---------         --------
     Net Cash Used In Investing Activities             (49,523)        (48,634)

Cash Flow from Financing Activities:

       Payments Made on Notes Payable                 (307,704)         63,075
                                                     ---------         --------

Net Cash Provided By (Used In) Financing Activities   (307,704)         63,075
                                                     ---------         --------


Increase in Cash                                          3,041          2,300

Cash, Beginning of Period                                   547         96,862
                                                      ---------        --------

Cash , End of Period                                  $   3,588        $99,162
                                                       ========        =======

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                  $      800        $   800
                                                     ==========        ========

Cash Paid for Interest                                 $ 73,882        $13,205
                                                       ========         =======

Other Disclosures: See Note 6 for information on the Partnership's non-cash financial activities during the periods ended March 31, 1999 and 1998 See
Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

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

Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income Taxes - The Partnership is treated as a general and limited partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

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

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed on July 20, 1990 with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired four separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. During 1992, one additional parcel in Riverside County was purchased by the Partnership. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner.

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

Note 3 - Partners Contributions

The Partnership offered for sale 8,700 units at $1,000 each to qualified investors. As of December 31, 1992, all 8,700 units had been sold for total limited partner contributions of $8,700,000. There have been no contributions made by the general partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the general partners.

There were no distributions in 1999 or 1998.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 5 - Agreements with PacWest

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

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General partners.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 1999, the Partnership has an amount due of approximately $546,000 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $870,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $500,000 paid in prior years to TMP Properties, TMP Investments, Inc., and the general partners, for services rendered in connection with the acquisition of the properties.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Notes Payable

In 1997, the Partnership entered into an amended loan agreement with an outside party who provided engineering service for various land parcels. The loan amount of $317,704 accrued interest at 10% per annum, and the interest was payable on or before February 28, 1998. The principal amount was payable in full upon sale of the land parcels or upon recordation of the final tract maps for the same parcels and is secured by those parcels. The loan was guaranteed by the three General partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, and the interest is payable monthly beginning April 1, 1997 and was originally due in February 1999. In February 1999, the note payable was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly payment to $1,276 per month beginning on March 1, 1999.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and the interest is payable monthly. This note matures in November 1999.

Note 8 - Restatement and Reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the 1996 and 1995 financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049 and $2,117,773, respectively. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)

Note 9 - Year 2000 Issue (unaudited)

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnership's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report.

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception (July 20, 1990) through December 31, 1991, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The only cash revenues received during 1993-1998 was from the interest income earned on funds held.

The Partnership recognized a losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 1999 and 1998

Partnership revenues during the three periods ended March 31, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 1999 and 1998 used approximately $50,000 and $49,000 of cash, respectively; mainly for the carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1999 used approximately $369,000 to payoff certain notes payable. Financing activities for the three months ended March 31, 1998 provided approximately $63,000 from the proceeds from certain notes payable.

The Partnership had five properties as of March 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $7,722,751, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1995, the Partnership acquired a total of five properties for all cash at a total expenditure of $7,457,705. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining five properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March and November 1997, the General partners procured loans of $125,000 and $233,825, respectively to provide cash for partnership operations. The loans are secured by partnership land. (See Note 7 of the accompanying financial statements).

The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70-acre parcel. This note was paid off in February 1999. (See Note 7 in the accompanying financial statements).

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

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General partners. A portion of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $15,998 for its administrative services.

Pursuant to the Financing Agreement, PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General partners.

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

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

                           TMP INLAND EMPIRE VII, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 17, 1999

                        TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership


                        By: TMP Investments, Inc., A California Corporation as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, President


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Exec. Vice President



                        By: TMP Properties, A California General Partnership as Co-General Partner


                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner


                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

                By:    JAFCO, Inc., A California Corporation
                                 as Chief Accounting Officer

                                 By:      \s\ John A. Fonseca
                                       -------------------------------------
                                          John A. Fonseca, President