Form 10QSB
period 1999-06-30
TMP INLAND EMPIRE VII LTD
filed 1999-08-05
CIK 887025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1999
                           Commission File No. 0-19916

                           TMP INLAND EMPIRE VII, LTD
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


          CALIFORNIA                                 33-0341829
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

Balance Sheets as of June 30, 1999 and December 31, 1998, Statements of Income for the three and six months ended June 30, 1999 and 1998, Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998 (b) the financial position at June 30, 1999 and ( c ) the cash flows for the six months ended June 30, 1999 and June 30, 1998. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                               June 30,          December 31,
                                                   1999                 1998
                                             (unaudited)
                                             ------------       -------------
                                     Assets
Cash                                         $        630       $        547
Prepaid Expenses                                        0              5,039
Investment in Unimproved Land, net (Note 1)     2,678,451          2,590,709
                                             ------------       ------------

    Total Assets                             $  2,679,081       $  2,596,295
                                             ============       ============

                        Liabilities and Partners Capital

Accounts Payable                             $        480       $          0
Due to Affiliates (Notes 5 and 6)                 627,606            114,280
Franchise Tax Payable                                 800                800
Accrued Interest Payable (Note 7)                       0             57,021
Notes Payable (Note 7)                            358,825            666,529
                                             ------------       ------------

    Total Liabilities                             987,711            838,630
                                             ------------       ------------

General Partners                                  (60,014)           (59,351)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                    1,751,384          1,817,016
                                             ------------       ------------


    Total Partners Capital                      1,691,370          1,757,665
                                             ------------       ------------

    Total Liabilities and Partners Capital   $  2,679,081       $  2,596,295
                                             ============       ============








                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                              Statements of Income
                                   (unaudited)


                                                       Three Months Ended
                                                June 30             June 30
                                                 1999                 1998
                                             ------------        ------------

Income
     Interest                                $          5        $       364
                                             ------------        -----------
Total Income                                            5                364
                                             ------------       ------------

Expenses
     Accounting & Financial Reporting               8,764              2,389
     Outside Professional Services                  6,639              7,144
     General  & Administrative                      3,349              4,721
     Interest                                      17,638                163
                                             ------------       ------------

Total Expenses                                     36,390             14,417
                                             ------------        -----------


Net Loss                                     $    (36,385)       $   (14,053)
                                             ============        ===========


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $       (364)       $       (141)
                                             ============        ============

     Limited Partners, in the Aggregate:     $    (36,021)       $    (13,912)
                                             ============        ============

     Limited Partners, per Equity Unit:      $      (4.14)       $      (1.60)
                                             =============       ============









                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                  Six Months Ended
                                            June 30             June 30
                                             1999                 1998
                                          ------------       -------------

Income
     Interest                             $          5       $        920
                                           -----------        ------------

Total  Income                                        5                920
                                           -----------        -----------

Expenses
     Accounting & Financial Reporting           14,561             11,396
     Outside Professional Services              13,427             28,562
     General  & Administrative                   7,536              5,815
     Interest                                   29,976                163
                                           -----------       ------------

Total Expenses                                  65,500             45,936
                                           -----------       ------------

Loss Before Taxes                              (65,495)           (45,016)

     State Franchise Tax                           800                800

Net Loss                                  $    (66,295)       $   (45,816)
                                           ===========       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:  $       (663)       $      (458)
                                           ============       ============

     Limited Partners, in the Aggregate:  $    (65,632)       $   (45,358)
                                           ============       ============

     Limited Partners, per Equity Unit:   $      (7.54)       $     (5.21)
                                           ============       ============




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                              Six Months Ended
                                                          June 30           June 30
                                                             1999             1998
                                                       ------------     ------------

Cash Flows from Operating Activities:

Net Loss                                               $ (66,295)    $(45,816)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
    Increase (Decrease) in Due to Affiliates             513,326       (4,329)
    Decrease in Prepaid Expenses                           5,039       18,428
    Increase (Decrease) in Interest & Accounts Payable   (56,541)      13,896
    Decrease in Property Taxes Payable                         0      (18,122)
                                                       ---------     --------
      Net Cash Provided By (Used In)
           Operating Activities                          395,529      (35,943)

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land            (87,742)     (75,734)
                                                       ---------     --------
       Net Cash Used In Investing Activities             (87,742)     (75,734)

Cash Flows from Financing Activities:
    Borrowings on Notes Payable                                0       63,075
    Payments Made on Notes Payable                      (307,704)           0
                                                       ---------     -------
        Net Cash Provided By (Used In)
             Financing Activities                       (307,704)      63,075
                                                       ---------     --------

Increase (Decrease) in Cash                                   83      (48,602)
Cash, Beginning of Period                                    547       96,862

Cash, End of Period                                    $     630     $ 48,260
                                                        ========     ========

Supplemental Disclosure of
       Cash Flow Information:
-----------------------------

Cash Paid for Taxes                                    $     800     $    800
                                                       =========     ========

Cash Paid for Interest                                 $  26,278     $ 23,575
                                                       =========     ========


                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire VII, Ltd. (the Partnership) was organized in 1990 in
-------
accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
------------------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
-----------------
fees) totaling $1,007,223 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration  - All unimproved  land parcels held for investment are located in
-------------
the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Income Taxes - The  Partnership is treated as a general and limited  partnership
------------
for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)
Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and the ten other related TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has an amount due of approximately $628,000 to PacWest related to the aforementioned agreements.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

Note 7 - Notes Payable

In 1997, the Partnership entered into an amended loan agreement with an outside party who provided engineering services for various land parcels. The loan amount of $317,704 accrued interest at 10% per annum, and the interest was payable on or before February 28, 1998. The principal amount was payable in full upon sale of the land parcels or upon recordation of the final tract maps for the same parcels and was secured by those parcels. The loan was guaranteed by the three general partners of TMP Properties and by TMP Properties. The note was repaid in full in February 1999.

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, and the interest is payable monthly beginning April 1, 1997 and the principal was originally due in February 1999. In February 1999, the note payable was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 per month beginning on March 1, 1999. For the six months ended June 30, 1999, $7,839 of interest has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and the interest is payable

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

Note 7 - Notes Payable (continued)

monthly. This note TMP matures in November 1999. For the six months ended June 30, 1999, $18,439 of interest has been paid and capitalized to investment in unimproved land.

Note 8 - Year 2000 Issue (unaudited)

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

In compliance with Statement of Financial Accounting Standards No. 121-Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $3,546,049. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,824,767 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 1999 and 1998

Partnership revenues during the six periods ended June 30, 1999 and 1998 consisted primarily of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended June 30, 1999 and 1998 used approximately $85,000 and $76,000 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1999 used approximately $308,000 to payoff a note payable. Financing activities for the six months ended June 30, 1998 provided approximately $63,000 from the proceeds from certain notes payable.

Total expenses for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, increased by approximately $22,000, or 60%, due primarily to the increase in accounting and financial reporting and interest expense. Accounting and financial reporting recognizes the costs associated with enhancing of accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $17,500 or 99% pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $19,600, or 30%, due primarily to the increase in accounting and financial reporting and interest expense. Accounting and financial reporting recognizes the costs associated with enhancing of the accounting and financial functions provided pursuant to the Management Agreement. Interest Expense increased by approximately $29,800 or 99% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only three months of interest expense was incurred during the period ended June 30, 1998.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. During the six month period ended June 30, 1999, the Partnership paid off one of its' notes payable which required approximately $365,000 of funds (principal and interest) from PacWest.

The Partnership had five properties as of June 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

Date: August 4, 1999

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