Form 10QSB
period 1999-09-30
TMP INLAND EMPIRE VII LTD
filed 1999-11-10
CIK 887025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30, 1999
                           Commission File No. 0-20120

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

Balance Sheets as of September 30, 1999 and December 31, 1998, Statements of Income for the three and nine months ended September 30, 1999 and 1998, Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 1999 and 1998 (b) the financial position at September 30, 1999 and ( c ) the cash flows for the nine months ended September 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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




                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets



                                                September 30,       December 31,
                                                    1999                 1998
                                                  (unaudited)
                                                ------------        ------------
                              Asset

Cash                                            $      4,920       $        547
Prepaid Expenses                                           0              5,039
Investment in Unimproved Land, net (Note 1)        2,727,178          2,590,709
                                                   ---------          ---------

    Total Assets                                $  2,732,098       $  2,596,295
                                                ============       ============



          Liabilities and Partners Capital

Accounts Payable                                $        286       $          0
Due to Affiliates (Notes 5 and 6)                    700,356            114,280
Franchise Tax Payable                                    800                800
Property Taxes Payable                                13,366                  0
Accrued Interest Payable (Note 7)                          0             57,021
Notes Payable (Note 7)                               358,825            666,529
                                                   ---------          ---------

    Total Liabilities                              1,073,633            838,630

General Partners                                     (60,343)           (59,351)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                       1,718,808          1,817,016
                                                   ---------          ---------


    Total Partners Capital                         1,658,465          1,757,665
                                                   ---------          ---------

    Total Liabilities and Partners Capital      $  2,732,098       $  2,596,295
                                                ============       ============








                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                              Statements of Income
                                  (unaudited)


                                                      Three Months Ended

                                                 September 30      September 30
                                                       1999               1998
                                                   ---------          ---------


Income
     Interest                                   $          0      $           0
                                                   ---------          ---------

Total Income                                               0                  0
                                                   ---------          ---------

Expenses
     Accounting & Financial Reporting                  4,480              9,507
     Outside Professional Services                     6,358             13,547
     General  & Administrative                         2,964              9,767
     Interest                                         19,091                352
                                                   ---------          ---------

Total Expenses                                        32,893             33,173
                                                   ---------          ---------


Net Loss                                        $    (32,893)      $    (33,173)
                                                 ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (329)      $       (332)
                                                 ============       ============

     Limited Partners, in the Aggregate:        $    (32,564)      $    (32,841)
                                                 ============       ============

     Limited Partners, per Equity Unit:         $     (3.74)       $      (2.86)
                                                 ===========        ============









                 See Accompanying Notes to Financial Statements


                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (unaudited)


                                                          Nine months Ended

                                                 September 30       September 30
                                                      1999                1998
                                                   ---------          ---------


Income
     Interest                                   $          5       $        556
                                                   ---------          ---------

Total  Income                                              5                556
                                                   ---------          ---------

Expenses
     Accounting & Financial Reporting                 19,041             20,903
     Outside Professional Services                    19,785             42,110
     General  & Administrative                        10,511             15,216
     Interest                                         49,068                515
                                                   ---------          ---------

Total Expenses                                        98,405             78,744
                                                   ---------          ---------

Loss Before Taxes                                    (98,400)           (78,188)

     State Franchise Tax                                 800                800
                                                   ---------          ---------

Net Loss                                        $    (99,200)      $    (78,988)
                                                 ============       ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (992)      $       (790)
                                                 ============        ===========

     Limited Partners, in the Aggregate:        $    (98,208)      $    (78,198)
                                                 ============       ============

     Limited Partners, per Equity Unit:         $     (11.29       $      (6.80)
                                                 ============        ===========






                 See Accompanying Notes to Financial Statements


                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                         Nine months Ended
                                                    September 30   September  30
                                                        1999             1998
                                                   ---------          ---------


Cash Flows from Operating Activities:

Net Loss                                            $   (99,200)    $   (78,988)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
    Increase (Decrease) in Due to Affiliates            586,076          (2,566)
    Decrease in Prepaid Expenses                          5,039          19,492
    (Decrease) Increase in Interest
    & Accounts Payable                                  (56,735)         27,211
    Increase (Decrease) in Property Taxes Payable        13,366         (21,175)
                                                       ---------       ---------

      Net Cash Provided By (Used In)
           Operating Activities                         448,546         (56,026)

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land          (136,469)       (103,185)
                                                       ---------       ---------

       Net Cash Used In Investing Activities           (136,469)       (103,185)

Cash Flows from Financing Activities:
    (Payments Made) Borrowings on Notes Payable        (307,704)         63,075
                                                       ---------       ---------

        Net Cash Provided By (Used In)
             Financing Activities                      (307,704)          63,075
                                                       ---------       ---------


Increase (Decrease) in Cash                               4,373         (96,736)

Cash, Beginning of Period                                   547          96,862
                                                       ---------       ---------


Cash, End of Period                                 $     4,920     $       126
                                                    ===========     ===========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                 $       800     $        800
                                                    ===========     ============

Cash Paid for Interest                              $    41,827     $    52,688
                                                    ===========     ===========


                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                  For the nine months ended September 30, 1999
                                   (Unaudited)

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

Note 2 - Organization of the Partnership

The Partnership was originally formed on July 20, 1990 with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders ofTMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

The partnership agreement provides for two types of investments: Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution

Note 3 - Partners Contributions

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30, 1999, the Partnership has an amount due of approximately $700,000 to PacWest related to the aforementioned agreements.

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

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, and the interest is payable monthly beginning April 1, 1997 and the principal was originally due in February 1999. In February 1999, the note payable was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 per month beginning on March 1, 1999. For the nine months ended September 30, 1999, $11,667 of interest has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and the interest is payable monthly. This note matures in November 1999. For the nine months ended September 30, 1999, $23,675 of interest has been paid and capitalized to investment in unimproved land.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                  For the nine months ended September 30, 1999

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

The Partnership recognized losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

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

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.
Fiscal Quarters Ended September 30, 1999 and 1998

Partnership revenues during the three and nine month periods ended September 30, 1999 and 1998 consisted of interest income. No properties were sold during the periods presented.

Investing activities for the three months ended September 30, 1999 and 1998 used approximately $136,000 and $103,000 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment. Financing activities for the nine months ended September 30, 1999 used approximately $308,000 to payoff a note payable. Financing activities for the nine months ended September 30, 1998 provided approximately $63,000 from the proceeds from certain notes payable.

Total expenses for the three months ended September 30, 1999 compared with the three months ended September 30, 1998, decreased by approximately $280, due primarily to the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. These decreases were partially offset by an increase in Interest Expense of approximately $19,000 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $5,000 or 53%. Outside Professional Services decrease is primarily related to certain insurance and investor relation expenses incurred in 1998 yet not in 1999. General and Administrative expenses decrease during the period by $6,803 or 70% due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Total expenses for the nine months ended September 30, 1999 compared with the nine months ended September 30, 1998, increased by approximately $20,000. This increase is due primarily to an increase in Interest Expense of approximately $48,600 or 99% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only six months of interest expense was incurred during the nine-month period ended September 30, 1998. The overall increase was partially offset be the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $2,000. Outside Professional Services decrease is primarily related to certain insurance and investor relation expenses incurred in 1998 yet not in 1999. General and Administrative expenses decrease during the period by $4,705 due to certain services provided during the period ended September 30, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. During the nine month period ended September 30, 1999, the Partnership paid off one of its' notes payable which required approximately $365,000 of funds (principal and interest) from PacWest.

The Partnership had five properties as of September 30, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

In March, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

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

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financialresources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 1999

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