Form 10KSB
period 1999-12-31
TMP INLAND EMPIRE VII LTD
filed 2000-03-31
CIK 887025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10 K-SB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended December 31, 1999

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from ______ to____________


                           COMMISSION FILE NO. 0-20120

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

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered
-------------------                       ------------------------------
N/A                                                     N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
-------------------                        ------------------------------
Units of Limited Partnership Interest                   N/A

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

                                     PART I

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

The Properties will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner. If the Properties or portions thereof are developed, the Partnership intends to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of he Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units ("Unit(s)") for all cash in multiples of $1,000 per Unit. Between July 20, 1990 and December 31, 1992, the Partnership sold a total of 8,700 Units. As of December 31, 1999, all Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1, 1998, PacWest Inland Empire, LLC. ("PacWest"), a Delaware Limited Liability Company entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

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

TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2021, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

          1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner,all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue Partnership's business;

          2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

          3. The removal of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the
               Partnership and elect, by a Majority Vote of the total out-standing Units, one or more new General Partners to continue Pthe Partnership business.

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

     7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carry-back financing.

A majority Vote of the Limited Partners shall be required for the matters set forth above to pass and become effective, except for the matters specified in
Item 5, which shall require the unanimous consent of the Limited Partners.

The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefor of Limited Partners holding 10% or more of the total outstanding Units.

Each Unit shall have equal voting rights.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted capital contributions (the "Preferred Return"), net income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received distributions equal to their capital contributions plus their Preferred Return, net losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership net income, net loss, and all items of partnership deduction and credit shall be allocated 16.5% to the General Partners and 83.5% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their capital contributions plus their unpaid Preferred Return, after which time distributions of distributable cash from operations shall be allocated 83.5% to the Limited Partners and 16.5% to the General Partners. Except for distributions on dissolution described in Section 8.2 of the Partnership Agreement, distributions of cash from sale or refinancing of partnership Properties shall be distributed to the partners at such times as the General Partners shall determine in the same manner as distributions of distributable cash from operations. The General Partners have the right to use cash from the sale or refinancing of the Properties to pay seller financed debt without making a distribution to partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present, such as the joint venturer's investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

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

SELLING POLICY

The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a deed of trust on the property sold. However, the Partnership does not intend to carry-back any promissory notes unless it obtains a first priority lien against the property sold.

COMPETITION

It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

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

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums changes in general or specific plans, downzoning of the Properties or unanticipated environmental regulation and special assessment district development fees could impair the value of the Properties owned by the Partnership.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a property. If hazardous materials contaminate a property, the Partnership could incur substantial clean up costs under federal, state and local laws, which could adversely affect the investment results of the Partnership.

To date, no environmental studies have been done on the Properties. The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Properties.

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

Included in this area are the communities of Perris, Sun City, Moreno Valley, Riverside, Beaumont, San Jacinto, Palm Desert, Temecula/ Murrieta (formerly Rancho California) and Elsinore in Riverside County, and Fontana, Rialto, Rancho Cucamonga, Ontario, San Bernardino Highlands and Chino in San Bernardino County.

The Properties are unimproved and do not produce any operating income or cash flow. It is possible that future economic conditions, governmental actions or other factors may deter or prevent the Partnership from pre-developing or developing the Properties, or any of them. In such event, the potential profitability, if any, with respect to the Properties would be dependent upon appreciation of the Properties and the Partnership's ability to refinance and sell the same. There can be no assurance that the Properties, even if developed by the Partnership, can be operated or ultimately sold for profit.

                           Date            Purchase            Date     Sales
Property                   Purchased         Price             Sold     Price

Perris 9.6                 02-21-91         $1,659,000          *           *
Victorville 19.55          11-13-90         $1,750,000          *           *
Adelanto 18.3              12-03-90         $   380,000         *           *
Victorville 70.35          07-02-91         $1,752,500          *           *
Perris   18.54             08-25-92         $   673,000         *           *

[FN]

* The Partnership owns the following properties as of December 31, 1999:

PERRIS 9.6. This property, consisting of approximately 9.6 net acres, is located at the southwest corner of the intersection of Nuevo Road and Evans in the City of Perris, and is currently zoned C-2 (general commercial). The Property is adjacent to the Park West Specific Plan, which contemplates 2,203 residential dwelling units over 520 acres. Construction of the town center is completed on Nuevo and the 215 freeway, which is 1 1/2 miles from the Property. The property is expected to be listed for sale in 2000.

VICTORVILLE 19.55. This property, consisting of approximately 19.55 acres, is located at the southeast corner of Hopland and Highway 395 in the City of Victorville. Since contracting to buy the Property, the General Partners have successfully achieved a rezoning from M-I-T (light manufacturing) to C-2-T (commercial). This property is expected to be listed for sale in 2000.

ADELANTO 18.3. This property, consisting of approximately 18.3 acres, is located in the City of Adelanto and is currently zoned R-1 (residential). The 73 lot Tentative Map was approved in 1999 by the City of Adelanto. The property is located at the Northeast corner of Cactus and Raccoon in the City of Adelanto and is part of the area to be included within the Second Assessment District to bring sewer, water and paved streets to the property. This property will be listed for sale in 2000.

VICTORVILLE 70.35. This property, consisting of approximately 70.35 acres, is located within the city limits of Victorville, approximately 1/2 mile east of Highway 395 with Palmdale Drive to the north, and Luna Road to the south. The property has approved tentative tract maps with a total of 341 lots. The Partnership contracted with Ludwig Engineering to do the final engineering on a deferred payment basis on these tracts. The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70-acre parcel. The note matured March 1, 1998 but was paid off in January 1999. Infrastructure is being brought to the property by a combination of improvements funded by the City in an Assessment District, and neighboring developers. A new high school has recently been completed within a half mile of the property. This property is currently listed for sale for $1,900,000.

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

ITEM 3   LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3:

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters we submitted to a vote of Registrants security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999 there were approximately 854 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1995 - 1999.

CASH DISTRIBUTIONS

There were no cash distributions to the Partners during the fiscal years ended December 31, 1995 - 1999. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1, "Business" under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6   SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1995 - 1999 , and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                       1999        1998         1997       1996         1995
                       ----        ----         ----       ----         ----

Interest Income    $        5  $    1,067  $    1,139  $    1,182   $    1,668
                   ----------  ----------  ----------  ----------   ---------

Total Income       $        5  $    1,067  $    1,139  $    1,182   $    1,668
                   ==========  ==========  ==========  ===========   =========

Net Loss           $ (142,022) $ (106,607) $  (40,493) $(3,547,464) $(2,118,961)
                   ==========  ==========  ==========  ===========  ==========

Net Loss per Unit  $   (16.16) $   (12.13) $    (4.61) $  (403.68)  $     (241)
                   ==========  ==========  ==========  ==========   =========

Cash distribution
 per Unit*         $        -  $        -  $        -  $        -   $        -
                   ==========  ==========  ==========  ==========   ==========

Total assets       $2,787,634  $2,596,295  $2,543,483  $2,307,755   $5,758,528
                   ==========  ==========  ==========  ==========   ==========

[FN]

* (Based on 8,700 Units Outstanding at December 31, 1995 - 1999.)

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

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

During the period from inception (July 20, 1990) through December 31, 1991, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property. The only cash revenues received during 1995-1999 was from the interest income earned on funds held.

The Partnership recognized losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 1999 and 1998
--------------------------------------

Partnership revenues during the year ended December 31, 1999 and 1998 consisted of interest income. No properties were sold during the periods presented.

Investing activities for the year ended December 31, 1999 and 1998 used approximately $194,000 and $176,000 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment. Financing activities for the year ended December 31, 1999 used approximately $542,000 to payoff two notes payable, and borrowed approximately $244,000 in November when they entered into a new note. Financing activities for the year ended December 31, 1998 provided approximately $63,000 from the proceeds from certain notes payable and used $10,000 to pay-down certain other notes.

Total expenses for the year ended December 31, 1999 compared with the year ended December 31, 1998, increased by approximately $34,000. This increase is due solely to an increase in interest expense of approximately $67,000 or 97% pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only nine months of interest expense was incurred during the year ended December 31, 1998. The overall increase was partially offset by the decrease in Accounting and Financial Reporting, Outside Professional Services and General & Administrative Expenses. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $8,000. Outside Professional Services decrease is primarily related to a reduction in certain insurance expenses from a new insurance carrier. General and Administrative expenses decrease during the period by $5,231 due to certain services provided during the year ended December 31, 1998 by PacWest pursuant to the Management Agreement that were not necessary during the same period in 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. During the year ended
December 31, 1999, the Partnership paid off one of its' notes payable which required approximately $365,000 of funds (principal and interest) from PacWest.

The Partnership had five properties as of December 31, 1999 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources
-------------------------------

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

In March and November 1997, the General Partners procured loans of $125,000 and $233,825, respectively to provide cash for partnership operations. The loans are secured by the Properties. Both these loans were either paid off or renegotiated during the year ended December 31, 1999 (See Note 7 of the accompanying financial statements).

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

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General

Partners and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

The Partnership is currently soliciting third party financing for a total of $750,000, securing the loans with certain Partnership properties.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $15,998 for its administrative services.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

For the fiscal years ended December 31, 1999 and 1998
                                                                   Page No.

         Report of Independent Auditors                              16

         Balance Sheets as of December 31, 1999 and 1998             17

         Statements of Operations for the years ended December
         31, 1999 and 1998                                           18

         Statements of Partners Capital for the years ended
         December 31, 1999 and 1998                                  19

         Statements of Cash Flows for the years ended
         December 31,1999 and 1998                                   20

         Notes to Financial Statements                               21 - 25

         Financial Statement Schedules                               26, 27

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VII, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

/S/ SWENSON ADVISORS LLP

Temecula, California
March 17, 2000



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 1999 and 1998

                                                   1999                 1998
                                                   ----                 ----

                                     Assets

Cash                                          $      3,138       $         547
Prepaid Expenses                                         0               5,039
Investment in Unimproved Land, net (Note 1)      2,784,496           2,590,709
                                              ------------       -------------

    Total Assets                              $  2,787,634       $   2,596,295
                                              ============       =============


                       Liabilities and Partners' Capital

Due to Affiliates (Notes 5 and 6)             $    802,191       $    114,280
Franchise Tax Payable                                  800                800
Accrued Interest Payable (Note 7)                        0             57,021
Notes Payable (Note 7)                             369,000            666,529
                                              ------------       ------------

    Total Liabilities                            1,171,991            838,630
                                              ------------       ------------

General Partners                                   (60,771)           (59,351)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                     1,676,414          1,817,016
                                              ------------       ------------


    Total Partners Capital                       1,615,643          1,757,665
                                              ------------       ------------

    Total Liabilities and Partners Capital    $  2,787,634       $  2,596,295
                                              ============       ============





                 See Accompanying Notes to Financial Statements




                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the years ended December 31, 1999 and 1998





                                                    1999              1998
                                                  --------          --------

Interest Income                                $          5       $      1,067
                                               ------------        -----------

Expenses

     Accounting & Financial Reporting                30,731             38,604
     Outside Professional Services                   30,249             49,548
     General  & Administrative                       11,696             16,927
     Interest                                        68,551              1,795
                                               ------------        -----------

Total Expenses                                      141,227            106,874
                                               ------------        -----------

Loss Before Income Taxes                           (141,222)          (105,807)

State Franchise Tax                                     800                800
                                               ------------        -----------

Net Loss                                       $   (142,022)       $  (106,607)
                                               ============        ===========


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:       $     (1,420)       $    (1,066)
                                               ============        ===========

     Limited Partners, in the Aggregate:       $   (140,602)       $  (105,541)
                                               ============        ===========

     Limited Partners, per Equity Unit:        $     (16.16)       $    (12.13)
                                               ============        ===========




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 1999 and 1998

                                   General          Limited
                                  Partners         Partners            Total

Partners' Capital (Deficit),
 January 1, 1998                 $ (58,285)      $ 1,922,557       $ 1,864,272

Net Loss for 1998                   (1,066)        (105,541)         (106,607)
                                   -------        ---------         ---------

Partners' Capital (Deficit),
 December 31, 1998                 (59,351)        1,817,016         1,757,665

Net Loss for 1999                   (1,420)        (140,602)         (142,022)
                                    ------         ---------         ---------

Partners' Capital (Deficit),
 December 31, 1999               $(60,771)      $ 1,676,414       $ 1,615,643
                                   =======         =========       ===========























                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the years ended December 31, 1999 and 1998



                                                            1999       1998
                                                         ---------   ----------

Cash Flows from Operating Activities:

Net Loss                                                 $(142,022)   $(106,607)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
    Increase in Due to Affiliates                           687,911     102,689
    Decrease in Prepaid Expenses                              5,039      27,181
    (Decrease) Increase in Interest  & Accounts Payable     (57,021)     29,869
    (Decrease) in Property Taxes Payable                          0     (26,214)
                                                         ----------   ---------
      Net Cash Provided By Operating Activities             493,907      26,918

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land             (193,787)    (176,308)
                                                         ----------   ---------
       Net Cash Used In Investing Activities              (193,787)    (176,308)

Cash Flows from Financing Activities:
 Payments Made on Notes Payable                           (541,529)     (10,000)
 Borrowings on Notes Payable                                244,000      63,075
                                                         ----------   ---------
        Net Cash Provided By (Used In)
             Financing Activities                         (297,529)      53,075
                                                         ----------   ---------

Net Increase (Decrease) in Cash                               2,591     (96,315)

Cash, Beginning of Period                                       547      96,862
                                                         ----------   ---------

Cash, End of Period                                      $    3,138   $     547
                                                          =========   =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                      $     800    $      800
                                                         ==========   ==========

Cash Paid for Interest                                   $  109,159   $   50,099
                                                         ==========   ==========


                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

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

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
-------------
and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the General Partners' unsubordinated 1-% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships will not be limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC (con't)

The Partnership is currently soliciting third party financing for a total of $750,000, securing the loans with certain Partnership properties.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1999 and 1998, the Partnership has an amount due of approximately $802,000 and $114,000, respectively, including interest, to PacWest related to the aforementioned agreements.

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

Note 7 - Notes Payable

In 1997, the Partnership entered into an amended loan agreement with an outside party who provided engineering services for various land parcels. The loan amount of $317,704 accrued interest at 10% per annum, and was originally payable on or before February 28, 1998. The loan was guaranteed by the three General Partners of TMP Properties and by TMP Properties. The note was repaid in full in January 1999.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 7 - Notes Payable  (con't)

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the note payable was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. For the year ended December 31, 1999, $15,495 of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the year ended December 31, 1999, $31,185 of interest relating to these two loans has been paid and capitalized to investment in unimproved land.




                           TMP INLAND EMPIRE VII, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999

COLUMN      A               B           C            D                     E               F             G           H         I
------------------------------------------------------------------------------------------------------------------------------------
                                              COSTS CAPITALIZED
                                                SUBSEQUENT             Gross
                                              TO ACQUISITION            amount at                                          Estimated
                                              --------------
                                     Initial               Carrying    which Carried  Accumulated     Date of     Date   Depreciable
Description of Assets  Encumbrances   Cost    Improvement  Cost        at Year-End   Depreciation  Construction  Acquired      Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 Perris, CA            $   -0-   $  1,859,244 $      0  $   277,324  $ 2,136,568        -0-           N/A         2/21/91        N/A
Unimproved land -
 Victorville, CA           -0-   $  1,937,240 $      0  $   262,595  $ 2,199,835        -0-           N/A        11/13/90        N/A
Unimproved land -
 Adelanto, CA              -0-   $    451,137 $      0  $    70,388  $   521,525        -0-           N/A         12/3/90        N/A
Unimproved land -
 Victorville, CA           -0-   $  2,003,109 $236,116  $   422,370  $ 2,661,595        -0-           N/A          7/2/91        N/A
Unimproved land -
 Perris, CA                -0-   $    672,441 $      0  $   256,354  $   928,795        -0-           N/A         8/25/92        N/A


                       $   -0-   $  6,923,171 $236,116  $ 1,289,031  $ 8,448,318        -0-
                          ====      =========  =======   ==========    =========        ===


Less valuation allowance:                                            $ 5,663,822
                                                                       ---------

Net carrying value                                                   $ 2,784,496
                                                                       =========

Reconciliation of carrying amount

Beginning balance                $  2,590,709

Additions:  Carrying Costs            193,787
                                  -----------

Ending balance                   $  2,784,496
                                  ===========



                           TMP INLAND EMPIRE VII, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1998

COLUMN      A               B           C                  D                  E           F             G           H          I
------------------------------------------------------------------------------------------------------------------------------------
                                                   COSTS CAPITALIZED
                                                      SUBSEQUENT             Gross
                                                    TO ACQUISITION         amount at                                       Estimated
                                                    --------------
                                      Initial                  Carrying  which Carried Accumulated    Date of     Date   Depreciable
Description of Assets  Encumbrances    Cost    Improvement     Cost      at Year-End   Depreciation Construction  Acquired    Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
 Perris, CA            $   -0-      $1,859,244   $      0  $   211,084  $  2,070,328      -0-           N/A         2/21/91      N/A
Unimproved land -
 Victorville, CA           -0-      $1,937,240   $      0  $   243,040  $  2,180,280      -0-           N/A        11/13/90      N/A
Unimproved land -
 Adelanto, CA              -0-      $  451,137   $      0  $    58,159  $    509,296      -0-           N/A         12/3/90      N/A
Unimproved land -
 Victorville, CA           -0-      $2,003,109   $236,116  $   368,991  $  2,608,216      -0-           N/A          7/2/91      N/A
Unimproved land -
 Perris, CA                -0-      $  672,441   $      0  $   213,970  $    886,411      -0-           N/A         8/25/92      N/A

                       $   -0-      $6,923,171   $236,116  $ 1,095,244  $  8,254,531      -0-
                          ====       =========    =======   ==========     =========      ===

Less valuation allowance:                                               $  5,663,822
                                                                          -----------

Net carrying value                                                      $  2,590,709
                                                                           =========
Reconciliation of carrying amount

Beginning balance                   $2,414,401

Additions:  Carrying Costs             176,308
                                     ---------
Ending balance                      $2,590,709
                                     =========

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

PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners. However, on April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. TMP Properties, a California general partnership, and TMP Investments, Inc., a California Corporation, are the General Partners. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Paso, Anthony W. Thompson and Scott E. McDaniel.

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

WILLIAM O. PASSO, 58, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 53, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties which they, or partnerships with which they are affiliated, have purchased.

ITEM 11  EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 1999, the Partnership paid fees to the General Partners for various services in the amount of $102,545 of which none was paid in the year ended December 31, 1999. The General Partners did not receive any distribution during that period. (See Item 13. "Certain Relationships and Related Transactions".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Partnership had 8,700 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1999 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (July 20, 1990) through the fiscal year ended December 31, 1999. The information under "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient                 Description of Payment           December 31, 1999
-------------                 ----------------------           -----------------

Selling Commission and     Up to a maximum of 10% of gross             $780,008
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating Soliciting
 (TMP Capital Corp.)       Dealers (which included TMP Capital
                           Corp.) from Units sold by them. Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Form of Compensation                                           Formation through
and Recipient                 Description of Payment           December 31, 1999
-------------                 ----------------------           -----------------


Reimbursement for          Organizational Expenses paid to the           $13,426
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational  costs actually incurred such
                           as  advertising,  mailing,  printing  costs,
                           clerical  expenses,   legal  and  accounting
                           fees.

Reimbursement for          The General Partners were reimbursed         $351,234
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

Property Acquisition       For services rendered in connection
Fees                       with the acquisition of the Properties
(General Partners          acquired by the Partnership, the
or an affiliate)           General Partners, or an affiliate,
                           received acquisition compensation
                           (either denominated as such, or as a
                           real estate brokerage commission, or
                           otherwise) in the following amounts:
                                   (I)      Acquisition fees:           $500,000
                                   (II)     Real estate brokerage       $158,900
                                            commissions
Partnership Management     A Partnership Management Fee with            $102,545
Fee (General Partners)     respect to each Property until a
                           Property  is  sold  or  improvement  of  the
                           Property  commences  in an annual  amount of
                           1/4  of  1%  (.225%)  of  the  cost  of  the
                           property,  but not to exceed 2% of such cost
                           in the aggregate.

Form of Compensation                                           Formation through
and Recipient                 Description of Payment           December 31, 1999
-------------                 ----------------------           -----------------

Leasing and Property       For leasing an improved Property, or a           $-0-
Management Fees            portion thereof, a commission equal to
(General Partners          7% for the first year's rent (net
or an affiliate)           lease) or 6% of the first year's rent
                           (gross lease) decreasing to 2.5% (net lease)
                           or 2%  (gross  lease)  of the rent for years
                           eleven through thirty.  Upon  development of
                           the Properties, or any of them, an amount up
                           to  5%  of  the   gross   revenues   of  the
                           Properties for supervision for the operation
                           and  maintenance  of  the  Properties.  Such
                           leasing and property  management  fees shall
                           not exceed the competitive  rates that would
                           be charged by unaffiliated persons.

Interest in Partnership    1% interest in all Partnership                  $-0-
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash from
(General Partners)         Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 16.5% interest in all Partnership              $-0-
(General Partners)         allocations of Net Income and
                           Distributions  of  Distributable  Cash  from
                           Operations  and of  Cash  from  the  Sale or
                           Refinancing of the  Properties  subordinated
                           to a return of all Limited Partners' Capital
                           Contributions     plus     a     cumulative,
                           non-compounded  return  of 6% per  annum  on
                           their Adjusted Capital Contributions.

Subordinated Real Estate   Real estate commissions with respect to          $-0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of a Property; equal to one-half
                           the normal and  competitive  rate charged by
                           unaffiliated  parties,  but payment shall be
                           subordinated  to a  return  of  all  Limited
                           Partners'  Capital  contributions,   plus  a
                           cumulative,  noncompounded  return of 6% per
                           annum    on    their    Adjusted     Capital
                           Contributions.


SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $780,008 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $13,426. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, non-compounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 16.5% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 83.5% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 16.5% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their capital contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of distributions of distributable cash from operations and cash from sale or refinancing of the Properties exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Properties.

CONFLICTS OF INTEREST

The   Partnership  is  subject  to  various   conflicts  of  interest  from  its
relationship with the General Partners.

These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject in certain circumstances to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the a Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

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

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

               (a)  For a listing of financial statements,  reference is made to
                    Item 8 included in this Form 10-KSB

               (b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999 However, a Form 8-K was filed on March 29, 1999

               (c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

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

Date: March 17, 2000

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


               By: TMP Properties, a California General
               Partnership as Co-General Partner

               By:       /S/ WILLIAM O PASSO
                  -------------------------------------
                        William O. Passo, General Partner

               By:      /S/ ANTHONY W THOMPSON
                   -------------------------------------
                        Anthony W. Thompson, General Partner

               By:      /S/ SCOTT E MCDANIEL
                  -------------------------------------
                        Scott E. McDaniel, General Partner


               By: JAFCO, Inc., a California Corporation as
                   Chief Accounting Officer

               By:       /S/ JOHN A FONSECA
                  -------------------------------------
                       John A. Fonseca, President