Form 10QSB
period 2000-03-31
TMP INLAND EMPIRE VII LTD
filed 2000-05-12
CIK 887025

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

Balance  Sheets  as of March 31,  2000 and  December  31,  1999,  Statements  of
Operations for the three months ended March 31, 2000 and 1999, Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999 (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.
                                       2



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 March 31,         December 31,
                                                  2000                1999
                                               (unaudited)
                                               --------------------------------

                                     Assets

Cash                                        $     2,901          $    3,138
Investment in Unimproved Land, net (Note 1)   2,811,019          2,784,496
                                            ------------          ---------

    Total Assets                            $ 2,813,920$          2,787,634
                                            ===========    ================


                        Liabilities and Partners Capital

Accounts Payable                            $     8,631       $           0
Due to Affiliates (Notes 5 and 6)               857,833             802,191
Franchise Tax Payable                             1,600                 800
Property Taxes Payable                           12,987                   0
Notes Payable (Note 7)                          369,000             369,000
                                            ------------       ------------

    Total Liabilities                         1,250,051           1,171,991
                                            ---------            ---------

General Partners                                (61,289)            (60,771)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                  1,625,158           1,676,414
                                            ---------             ---------


    Total Partners Capital                    1,563,869           1,615,643
                                            ------------          ---------

    Total Liabilities and Partners Capital   $2,813,920$          2,787,634
                                            ===========    ================






                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)


                                                       Three Months Ended
                                                    March 31,          March 31,
                                                      2000              1999
                                                    --------------------------

Income

     Interest                                       $         0  $            0
                                                    ------------             --

Total Income                                                  0               0
                                                    ------------   ------------

Expenses

     Accounting & Financial Reporting                    15,801           5,796
     Outside Professional Services                        8,846           6,788
     General  & Administrative                            3,226           4,188
     Interest                                            23,101          12,339
                                                    ------------      ---------

Total Expenses                                           50,974          29,111
                                                    ------------    ------------

Loss Before Income Taxes                                (50,974)        (29,111)

     State Franchise Tax                                    800             800
                                                    ------------    ------------

Net Loss                                            $   (51,774) $      (29,911)
                                                    ============    ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:            $      (518) $         (299)
                                                    ============    ============

     Limited Partners, in the Aggregate:            $   (51,256) $      (29,612)
                                                    ============    ============

     Limited Partners, per Equity Unit:             $     (5.89) $        (3.40)
                                                    ============    ============




                 See Accompanying Notes to Financial Statements
                                       4



                           TMP INLAND EMPIRE VII, LTD

                        A California Limited Partnership

                             Statement of Cash Flows

                                   (unaudited)

                                                        Three months Ended
                                                     March 31           March 31
                                                     2000                 1999
                                                 ------------       ----------

Cash Flows from Operating Activities:

Net Loss                                         $   (51,774)   $       (29,911)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By (Used In) Operating Activities:
    Increase in Due to Affiliates                     55,642            432,117
    Decrease in Prepaid Expenses                           0              2,358
    (Decrease) Increase in Interest  & Accounts
    Payable                                            8,631            (57,021)
    Increase in Franchise Tax Payable                    800                  0
    Increase in Property Taxes Payable                12,987             12,725
                                                 ------------       ------------
      Net Cash Provided By Operating Activities       26,286            360,268

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land        (26,523)           (49,523)
                                                 ------------       ------------
       Net Cash Used In Investing Activities         (26,523)           (49,523)

Cash Flows from Financing Activities:
    Payments Made on Notes Payable                         0           (307,704)
                                                 ------------       -----------
        Net Cash Used In Financing Activities              0           (307,704)
                                                 ------------       ------------

Increase (Decrease) in Cash                             (237)             3,041

Cash, Beginning of Period                              3,138                547
                                                 ------------       ------------

Cash, End of Period                              $     2,901    $         3,588
                                                 ===========       ============

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                              $         0    $           800
                                                 ============            =======

Cash Paid for Interest                           $    83,557    $        73,882
                                                 ============       ============


                 See Accompanying Notes to Financial Statements
                                       5

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

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

Income Taxes - The entity is treated as partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 2 - Organization of the Partnership

The Partnership was originally formed on July 20, 1990 with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 3 - Partners Contributions

The Partnership offered for sale 8,700 units at $1,000 each to qualified investors. As of December 31, 1992, all 8,700 units had been sold for total limited partner contributions of $8,700,000. There have been no contributions made by the General Partners since its formation. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.
                                       7

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the General Partners. There were no distributions in 2000 or 1999.

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest),

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.
                                       8

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000 and December 31, 1999, the Partnership has an amount due of approximately $858,000 and $802,000, respectively, including interest, to PacWest related to the aforementioned agreements.

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

See Note 5 regarding information on management of the Partnership during 2000.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 7 - Notes Payable

In 1997, the Partnership entered into an amended loan agreement with an outside party who provided engineering services for various land parcels. The loan amount of $317,704 accrued interest at 10% per annum, and was originally payable on or before February 28, 1998. The loan was guaranteed by the general partners of TMP Properties and by TMP Properties. The note was repaid in full in January 1999.

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the note was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. For the three months ended March 31, 2000, $2,552 of the interest relating to this note has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and the interest is payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the three months ended March 31, 2000, $4,880 of interest relating to this note has been paid and capitalized to investment in unimproved land.
                                       10

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 March 31, 2000

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.
                                       11

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 March 31, 2000

During the period from inception (July 20, 1990) through December 31, 1991, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest ("Units") and the investment of the subscription proceeds to purchase parcels of unimproved real property. The only cash revenues received during 1995-1999 was from the interest income earned on funds held.

The Partnership recognized losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2000 and 1999

There were no Partnership revenues during the three-month periods ended March 31, 2000 and 1999. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 2000 and 1999 used approximately $27,000 and $50,000 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment. Financing activities for the three months ended March 31, 1999 used approximately $308,000 to payoff a note payable.

Total expenses for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, increased by approximately $22,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $10,762 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting &
Financial Reporting increases are directly related to the timing of the costs incurred to prepare audit and file the appropriate financial information for the Partnership. In accordance with the Management Agreement, reimbursement of certain outside consultant expenses charged to the Partnership by PacWest, were incurred during the three-month period ended March 31, 2000 and not in the same period ended March 31, 1999. These charges amounted to approximately $1,200 and are primarily responsible for the increase in Outside Professional Services of $2,058. The remaining increase is related to the timing and payment of certain insurance expenses based on new contract negotiations.
                                       12

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 March 31, 2000

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. During the three month period ended March 31, 1999, the Partnership paid off one of its' notes payable which required approximately $365,000 of funds (principal and interest) from PacWest.

The Partnership had five properties as of March 31, 2000 that are being held for appreciation and resale. Upon the sale of each property, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

Liquidity and Capital Resources

The Partnership has raised a total of $7,722,751, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1995, the Partnership acquired a total of five properties for all cash at a total expenditure of $7,457,705. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining five properties are being held for resale. Upon sale, if any, the Partnership intends to distribute the sales proceeds, less any reserves needed for operations, to the partners.

The Partnership owns land in the Riverside and San Bernardino counties. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March and November 1997, the General Partners procured loans of $125,000 and $233,825, respectively to provide cash for partnership operations. The loans are secured by partnership land. Both these loans were either paid off or renegotiated during the year ended December 31, 1999. (See Note 7 in the accompanying financial statements).

The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70-acre parcel. This note was paid off in January 1999. (See Note 7 in the accompanying financial statements).

There are no current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.
                                       13

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 March 31, 2000

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $15,998 for its administrative services.
                                       14

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000

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