Form 10QSB
period 2000-06-30
TMP INLAND EMPIRE VII LTD
filed 2000-08-15
CIK 887025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                           Commission File No. 0-20120

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

Balance Sheets as of June 30, 2000 and December 31, 1999, Statements of Operations for the three and six months ended June 30, 2000 and 1999, Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999 (b) the financial position at June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  June 30,          December 31,
                                                   2000                 1999
                                                (Unaudited)
                                                -----------         ------------

                                             Assets

Cash                                         $        340       $         3,138
Investment in Unimproved Land, net (Note 1)     2,836,354             2,784,496
                                             ------------              ---------

    Total Assets                             $2,836,694         $     2,787,634
                                             ==============        =============


                        Liabilities and Partners' Capital

Accounts Payable                               $    2,900       $             0
Due to Affiliates (Notes 5)                       920,692               802,191
Franchise Tax Payable                                 800                   800
Property Taxes Payable                             21,994                     0
Notes Payable (Note 7)                            369,000               369,000
                                               ------------         ------------

    Total Liabilities                           1,315,386             1,171,991
                                                ---------              ---------

General Partners                                  (61,715)              (60,771)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                    1,583,023             1,676,414
                                                ---------              ---------


    Total Partners' Capital                     1,521,308             1,615,643
                                              ------------             ---------

    Total Liabilities and Partners' Capital  $  2,836,694       $     2,787,634
                                             ==============        =============






                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations

                                   (Unaudited)


                                                    Three Months Ended

                                                 June 30,               June 30,
                                                   2000                   1999
                                             ------------                -------

Income

     Interest                                $          0       $             5
                                              -----------                     --

Total Income                                            0                     5
                                             ------------           ------------

Expenses

     Accounting & Financial Reporting               7,213                 8,764
     Outside Professional Services                  7,746                 6,639
     General  & Administrative                      1,272                 3,349
     Interest                                      26,329                17,638
                                             ------------             ----------

Total Expenses                                     42,560                36,390
                                             ------------           ------------

Net Loss                                     $    (42,560)       $      (36,385)
                                             ============           ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $       (426)      $          (364)
                                             ============           ============

     Limited Partners, in the Aggregate:     $    (42,134)      $       (36,021)
                                             ============           ============

     Limited Partners, per Equity Unit:      $      (4.84)      $         (4.14)
                                             ============           ============




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations

                                   (Unaudited)


                                                    Six Months Ended

                                              June 30,             June 30,
                                                2000                1999
                                             ------------       --------

Income

     Interest                                $          0       $             5
                                             ------------                     --

Total Income                                            0                     5
                                             ------------           ------------

Expenses

     Accounting & Financial Reporting              23,014                14,561
     Outside Professional Services                 16,592                13,427
     General  & Administrative                      4,499                 7,536
     Interest                                      49,430                29,976
                                             ------------             ----------

Total Expenses                                     93,535                65,500
                                             ------------           ------------

Loss Before Income Taxes                          (93,535)              (65,495)

     State Franchise Tax                             (800)                 (800)
                                             ------------           ------------

Net Loss                                     $    (94,335)      $       (66,295)
                                             ============           ============


Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $       (944)      $          (663)
                                             ============           ============

     Limited Partners, in the Aggregate:     $    (93,391)      $       (65,632)
                                             ============           ============

     Limited Partners, per Equity Unit:      $     (10.73)      $         (7.54)
                                             ============           ============




                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                     Six months Ended
                                                  June 30,              June 30,
                                                  2000                   1999
                                              ------------             ---------

Cash Flows from Operating Activities:

Net Loss                                     $    (94,335)      $       (66,295)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided By Operating Activities:
    Increase in Due to Affiliates                 118,501               513,326
    Decrease in Prepaid Expenses                        0                 5,039
    Increase (Decrease) in Interest &
    Accounts Payable                                2,900              (56,541)
    Increase in Property Taxes Payable             21,994                     0
                                             ------------          ------------
      Net Cash Provided By Operating
Activities                                         49,060               395,529
                                             ------------           ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land     (51,858)              (87,742)
                                              ------------          ------------
       Net Cash Used In Investing Activities      (51,858)              (87,742)
                                              ------------              --------

Cash Flows from Financing Activities:
    Payments Made on Notes Payable                      0              (307,704)
                                             ------------            -----------
        Net Cash Used In Financing Activities           0              (307,704)
                                             ------------           ------------

Net (Decrease) Increase in Cash                    (2,798)                   83

Cash, Beginning of Period                           3,138                   547
                                             ------------          ------------

Cash, End of Period                          $        340       $           630
                                             ============          ============

Supplemental Disclosure of Cash Flow
------------------------------------
Information:
-----------

Cash Paid for Taxes                          $        800       $           800
                                             ============                =======

Cash Paid for Interest                       $    131,598       $        26,278
                                             ============           ============


                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire VII, Ltd. (the Partnership) was organized in 1990 i
-------
accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

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

Income Taxes - The entity is treated as partnership  for income tax purposes and
------------
accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 2000
                                   (Unaudited)

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest)

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest) (con't)

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000 and December 31, 1999, the Partnership has an amount due of approximately $921,000 and $802,000, respectively, including interest, to PacWest related to the aforementioned agreements.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements

                                  June 30, 2000
                                   (Unaudited)

Note 7 - Notes Payable (con't)

In February 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the note was amended to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. For the six months ended June 30, 2000, $7,656 of the interest relating to this note has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $233,825 accrues interest at 13.5% per annum, and the interest is payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the six months ended June 30, 2000, $14,640 of interest relating to this note has been paid and capitalized to investment in unimproved land.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                                  June 30, 2000


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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                                  June 30, 2000

The Partnership recognized losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 2000 and 1999

There were no Partnership revenues during the three and six-month periods ended June 30, 2000. Partnership revenues for the three and six month periods ended June 30, 1999 consisted solely of interest income earned on funds held. No properties were sold during the periods presented.

Investing activities for the six months ended June 30, 2000 and 1999 used approximately $52,000 and $88,000 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment. Financing activities for the six months ended June 30, 1999 used approximately $308,000 to payoff a note payable.

Total expenses for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, increased by approximately $6,200 due primarily to increases in Outside Professional Services and Interest Expense. Interest Expense increased by $8,691 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. During the six-month period ended June 30, 2000 PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the primary explanation for the increase of $1,107 in Outside Professional Services for the three-month period ended June 30, 2000. These increases were partially offset by a decrease in General & Administrative Expenses of approximately $2,100 due to reductions in Office Supplies and Postage & Copies.

Total expenses for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, increased by approximately $28,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by $19,454 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting &
Financial Reporting increases are directly related to the timing of the costs incurred to prepare audit and file the appropriate financial information for the Partnership. During the six-month period ended June 30, 2000 PacWest contracted with a consultant to provide the Partnership with certain expertise. The addition of this consultant is the primary explanation for the increase of $2,247 in Outside Professional Services for the six-month period ended June 30, 2000. These increases were partially offset by a decrease in General & Administrative Expenses

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                                  June 30, 2000

of  approximately  $3,000 due to  reductions  in Office  Supplies  and Postage &
Copies.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest. During the six month period ended June 30, 1999, the Partnership paid off one of its' notes payable which required approximately $365,000 of funds (principal and interest) from PacWest.

Increases in Property Taxes Payable are directly related to certain current property taxes due in April 2000 not yet paid as of June 30, 2000.

The Partnership had five properties as of June 30, 2000 that are currently listed for sale at sales prices ranging from $$150,000 - $1,900,000. Upon the sale of each property, the Partnership intends to payback PacWest loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                                  June 30, 2000

There are no current plans to further develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding could be obtained, either from the sale or refinancing of parcels or from a joint venture partner.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

Date: August 15, 2000

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