Form 10QSB
period 2000-09-30
TMP INLAND EMPIRE VII LTD
filed 2000-11-15
CIK 887025

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

Balance  Sheets as of September  30, 2000 and December 31, 1999,  Statements  of
Operations for the three and nine months ended  September 30, 2000 and 1999, and
Statements of Cash Flows for the nine months ended September 30, 2000 and 1999.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal  recurring  nature  necessary for a fair  statement of (a) the results of operations  for the three and nine months ended  September 30, 2000 and 1999 (b)
the financial position at September 30, 2000 and (c) the cash flows for the nine months ended  September 30, 2000 and 1999.  Interim  results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            September 30,     December 31,
                                                    2000            1999
                                             (Unaudited)
                                             ----------- ----------------
                                     Assets

Cash .........................................$        61    $     3,138
Investment in Unimproved Land, net (Note 1) ....2,873,629      2,784,496
                                               ----------     ----------

    Total Assets ............................ $ 2,873,690    $ 2,787,634
                                              ===========    ===========

                        Liabilities and Partners' Capital

Accounts Payable ..........................   $    10,666    $         0
Due to Affiliates (Notes 5) ...............       981,846        802,191
Franchise Tax Payable .....................           800            800
Property Taxes Payable ....................        34,982              0
Notes Payable (Note 7) ....................       369,000        369,000
                                               ----------     ----------

    Total Liabilities .....................     1,397,294      1,171,991
                                               ----------     ----------

General Partners ..........................       (62,163)       (60,771)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding ..............     1,538,559      1,676,414
                                               ----------     ----------

    Total Partners' Capital ...............     1,476,396      1,615,643
                                               ----------     ----------

    Total Liabilities and Partners' Capital   $ 2,873,690    $ 2,787,634
                                              ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended

                                                  September 30,  September 30,
                                                   2000              1999
                                                ------------      -----------

Income
     Interest ................................$         0    $         0
                                               ----------     ----------

Total Income .....................................      0              0
                                               ----------     ----------

Expenses
     Accounting & Financial Reporting ..........    6,514          4,480
     Outside Professional Services ...............  9,005          6,358
     General  & Administrative ...................    974          2,964
     Interest .................................... 28,419         19,091
                                               ----------     ----------

Total Expenses ................................... 44,912         32,893
                                               ----------     ----------

Net Loss .....................................$   (44,912)   $   (32,893)
                                               ==========     ==========

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate: .....$      (449)   $      (329)
                                               ==========     ==========

     Limited Partners, in the Aggregate: .....$   (44,463)   $   (32,564)
                                               ==========     ==========

     Limited Partners, per Equity Unit: ......$     (5.11)   $     (3.74)
                                               ==========     ==========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                     Nine months Ended

                                               September 30,   September 30,
                                                  2000            1999
                                               ------------   ------------

Income
     Interest                                 $         0    $         5
                                              -----------    -----------

Total Income                                            0              5
                                              -----------    -----------

Expenses
     Accounting & Financial Reporting              29,528         19,041
     Outside Professional Services                 25,596         19,785
     General  & Administrative                      5,473         10,511
     Interest                                      77,850          49,068
                                              -----------       ----------

Total Expenses                                    138,447         98,405
                                              -----------       ----------

Loss Before Income Taxes                         (138,447)       (98,400)

     State Franchise Tax                             (800)          (800)
                                              ------------      ---------

Net Loss                                      $  (139,247)   $   (99,200)
                                              ============   ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:      $    (1,392)   $      (992)
                                              ============   ============

     Limited Partners, in the Aggregate:      $  (137,855)   $   (98,208)
                                              ============   ============

     Limited Partners, per Equity Unit:       $    (15.85)   $    (11.29)
                                              ============   ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (unaudited)

                                                           Nine months Ended
                                                        September 30,  September 30,
                                                            2000           1999
                                                        ------------  ------------

Cash Flows from Operating Activities:

Net Loss .............................................   $(139,247)   $ (99,200)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided By Operating Activities:
    Increase in Due to Affiliates ....................     179,655      586,076
    Decrease in Prepaid Expenses .....................           0        5,039
    Increase (Decrease) in Interest & Accounts Payable      10,666      (56,735)
    Increase in Property Taxes Payable ...............      34,982       13,366
                                                        ----------    ----------
      Net Cash Provided By Operating Activities ......      86,056      448,546
                                                        ----------    ----------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land ........     (89,133)    (136,469)
                                                        ----------    ----------
       Net Cash Used In Investing Activities .........     (89,133)    (136,469)
                                                        ----------    ----------

Cash Flows from Financing Activities:
    Payments Made on Notes Payable ...................           0     (307,704)
        Net Cash Used In Financing Activities ........           0     (307,704)

Net (Decrease) Increase in Cash ......................      (3,077)       4,373

Cash, Beginning of Period ............................       3,138          547
                                                        ----------    ----------

Cash, End of Period ..................................   $      61    $   4,920
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ..................................   $     800    $     800
                                                         =========    ==========

Cash Paid for Interest ...............................   $ 170,585    $  41,827
                                                         =========    ==========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
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

Accounting  Method  - The  Partnership's  policy  is to  prepare  its  financial
----------  ------
statements on the accrual basis of accounting.

Investment in Unimproved  Land - Investment in unimproved  land is stated at the
---------- -- ----------  ----
lower of cost or fair value.  All costs  associated  with the  acquisition  of a property are capitalized.  Additionally,  the Partnership capitalizes all direct carrying costs (such as interest  expense and property  taxes).  These costs are added to the cost of the  properties  and are deducted  from the sales prices to determine gains, if any, when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
----------- -----
fees)  totaling  $1,007,223  represent  costs  incurred  to raise  capital  and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The  preparation of financial  statements in conformity  with
--- -- ---------
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

Income Taxes - The entity is treated as partnership  for income tax purposes and
------ -----
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
                               September 30, 2000
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
                               September 30, 2000
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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement,  PacWest has acquired the General Partners'
unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest) (continued)

In April 1998,  PacWest  entered into the Management  Agreement with the General
Partners to provide the Partnership with overall management,  administrative and consulting  services.  PacWest  currently  contracts  with third  party  service providers  to  perform  certain  of  the  financial,  accounting,  and  investor relations'  services  for the  Partnership.  PacWest  will  charge a fee for its
administrative   services   equal  to  an  amount  not  to  exceed  the  average
reimbursements  to the General  Partners  for such  services  over the past five years.  As of September 30, 2000 and December 31, 1999, the  Partnership  has an
amount due of  $981,846  and  $802,191,  respectively,  including  interest,  to
PacWest related to the aforementioned agreements.

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
1999.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                        Notes to the Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 7 - Notes Payable (continued)

In February 1997, the Partnership  entered into a loan agreement with an outside party by offering parcels owned by the Partnership as collateral. The total loan amount of $125,000 accrued interest at 14% per annum,  with the interest payable monthly  beginning  April 1, 1997.  The principal was originally due in February
1999. In February  1999, the note was amended to extend the due date to February
2001,  to decrease the interest  rate to 12.25% and reduce the monthly  interest payment  to  $1,276  beginning  on March 1,  1999.  For the  nine  months  ended
September 30, 2000,  $11,484 of the interest relating to this note has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership  entered into a loan agreement with an outside party by offering  parcels owned by the Partnership as collateral.  The total loan amount of $233,825  accrues  interest at 13.5% per annum,  and the  interest is payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership  entered into a new loan agreement.  The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November  2001.  For the nine months  ended  September  30, 2000,
$21,960  of  interest  relating  to this note has been paid and  capitalized  to investment in unimproved land.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                               September 30, 2000

The  Partnership  recognized  losses in 1995 and 1996 due to the  write-down  in value of the  Partnership  land. The decline in land value was due mainly to the downturn in Southern California’s real estate market.

The  Partnership'S  management  believes  that  inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended September 30, 2000 and 1999
-------------------------------------------------

There were no Partnership revenues during the three and nine-month periods ended
September  30, 2000.  Partnership  revenues for the three and nine month periods ended  September 30, 1999  consisted  solely of interest  income earned on funds held. No properties were sold during the periods presented.

Investing  activities for the nine months ended September 30, 2000 and 1999 used approximately  $89,000  and  $136,000 of cash,  respectively;  mainly to pay for development  and  carrying  costs of the land  held  for  investment.  Financing activities  for the nine months  ended  September  30,  1999 used  approximately
$308,000 to payoff a note payable.

Total  expenses for the three months ended  September 30, 2000 compared with the three months ended September 30, 1999,  increased by  approximately  $12,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional
Services and Interest Expense.  Accounting & Financial  Reporting  increases are directly related to the timing of the costs incurred to prepare, review and file the appropriate  financial  information for the  Partnership.  Interest  Expense increased by $9,328  pursuant to the Financing  Agreement  with PacWest  entered into April 1, 1998.  During the  nine-month  period  ended  September  30,  2000
PacWest  contracted  with a consultant to provide the  Partnership  with certain expertise.  The addition of this  consultant is the primary  explanation for the increase in Outside  Professional  Services  for the  three-month  period  ended
September  30, 2000.  These  increases  were  partially  offset by a decrease in
General & Administrative Expenses of $1,990 due to reductions in Office Supplies and Postage & Copies.

Total  expenses for the nine months ended  September  30, 2000 compared with the nine months ended  September 30, 1999,  increased by  approximately  $40,000 due
primarily  to  increases  in  Accounting  &  Financial  Reporting,   Outside
Professional  Services  and  Interest  Expense.  Interest  Expense  increased by
$28,782  pursuant to the Financing  Agreement with PacWest entered into April 1,
1998. Accounting & Financial Reporting increases are directly related to the timing  of the  costs  incurred  to  prepare,  review  and file the  appropriate financial information for the Partnership. During the nine-month

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                               September 30, 2000

period ended September 30, 2000 PacWest  contracted with a consultant to provide the Partnership with certain  expertise.  The addition of this consultant is the primary  explanation for the increase in Outside  Professional  Services for the nine-month  period ended  September 30, 2000.  These  increases  were  partially offset by a  decrease  in  General &  Administrative  Expenses  of $5,038 due to
reductions in Office Supplies and Postage & Copies.

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

Increases in Property  Taxes  Payable are directly  related to current  property taxes that were due in April & December  2000 not yet paid as of  September  30,
2000.

The  Partnership had five properties as of September 30, 2000 that are currently listed for sale at sales prices  ranging from  $150,000 -  $1,900,000.  Upon the
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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

Date: November 15,2000

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