Form 10QSB
period 2001-03-31
TMP INLAND EMPIRE VII LTD
filed 2001-05-15
CIK 887025

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
Commission File No. 0-20120

TMP INLAND EMPIRE VII, LTD.
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer as specified in its charter)

CALIFORNIA                                                                                                                                     33-0386437
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

Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this form 10-QSB:

Balance Sheets as of March 31, 2001 and December 31, 2000, Statements of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000 (b) the financial position at March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  March 31,   December 31,
                                                    2001          2000
                                                (Unaudited)
                                                -----------   -----------
                                     Assets

Cash ..........................................$        72    $        52
Prepaid Expenses ..............................      3,199              0
Investment in Unimproved Land, net (Note 1) ...  2,707,000      2,902,668
                                               -----------    -----------

    Total Assets ..............................$ 2,710,271    $ 2,902,720
                                               ===========    ===========

                        Liabilities and Partners' Capital

Accounts Payable ..............................$     3,175    $    15,881
Due to Affiliates (Note 5)  ...................  1,135,217      1,058,420
Franchise Tax Payable .........................      1,600            800
Property Taxes Payable ........................     56,722         43,863
Notes Payable (Note 7) ........................    369,000        369,000
                                               -----------    -----------

    Total Liabilities .........................  1,565,714      1,487,964
                                               -----------    -----------

General Partners ..............................    (65,482)       (62,780)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding ..................  1,210,039      1,477,536
                                               -----------    -----------

    Total Partners' Capital ...................  1,144,557      1,414,756
                                               -----------    -----------

    Total Liabilities and Partners' Capital ...$ 2,710,271    $ 2,902,720
                                               ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended

                                                  March 31,     March 31,
                                                   2001           2000
                                              ------------   -----------

Income
     Interest .................................$         0    $         0
                                               -----------    -----------

Total Income ..................................          0              0
                                               -----------    -----------

Expenses
     Accounting & Financial Reporting .........      5,402         15,801
     Outside Professional Services ............      5,819          8,846
     General  & Administrative ................      1,031          3,226
     Interest .................................     31,983         23,101
     Decline in Market Value...................    225,164
                                               -----------    -----------

Total Expenses ................................    269,399         50,974
                                               -----------    -----------

Loss Before Income Taxes ......................   (269,399)       (50,974)

     State Franchise Tax ......................       (800)          (800)
                                               -----------    -----------

Net Loss ......................................$  (270,199)   $   (51,774)
                                               ===========    ===========

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate: ......$    (2,702)   $      (518)
                                               ===========    ===========

     Limited Partners, in the Aggregate: ......$  (267,497)   $   (51,256)
                                               ===========    ===========

     Limited Partners, per Equity Unit: .......$    (30.75)   $     (5.89)
                                               ===========    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                     Three months Ended
                                                 March 31,       March 31,
                                                   2001            2000
                                               -----------    -----------

Cash Flows from Operating Activities:

Net Loss ......................................$  (270,199)   $   (51,774)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided By Operating Activities:
    Decline in Market Value....................    225,164
    Increase in Due to Affiliates .............     76,796         55,642
    (Increase) in Prepaid Expenses ............     (3,199)             0
    (Decrease) Increase in Accounts Payable ...    (12,706)         8,631
    Increase in Franchise Tax Payable .........        800            800
    Increase in Property Taxes Payable ........     12,859         12,987
                                               -----------    -----------

      Net Cash Provided By Operating
      Activities ..............................     29,515         26,286
                                               -----------    -----------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land .    (29,495)       (26,523)
                                               -----------    -----------
       Net Cash Used In Investing Activities ..    (29,495)       (26,523)
                                               -----------    -----------

Net Increase (Decrease) in Cash ...............         20           (237)

Cash, Beginning of Period .....................         52          3,138
                                               -----------    -----------

Cash, End of Period ...........................$        72    $     2,901
                                               ===========    ===========

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes ...........................$         0    $         0
                                               ===========    ===========

Cash Paid for Interest ........................$    31,841    $    83,557
                                               ===========    ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
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
March 31, 2001
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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the General Partners. There were no distributions in 2001 or 2000.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership has an amount due of $1,135,217 and $1,058,420, respectively, including interest, to PacWest related to the aforementioned agreements.

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

See Note 5 regarding information on management of the Partnership during 2001.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
(Unaudited)

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. For the period ended March 31, 2001 and December 31, 2000, $3,828 and $15,312, respectively, of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the period and year ended March 31, 2001 and December 31, 2000, $7,320 and $29,280, respectively, of interest relating to these two loans has been paid and capitalized to investment in unimproved land.

Note 8-Decline in Market Value

In the quarter ended March 31, 2001 the Partnership experienced a loss due to the write-down in value of Partnership land of approximately $225,000. The decline in land value was mainly due to the downturn in the real estate market applicable to certain property locations.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2001

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2001

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Periods Ended March 31, 2001 and 2000

There were no Partnership revenues during the periods ended March 31, 2001 and March 31, 2000. No properties were sold during the periods presented.

Investing activities for the period ended March 31, 2001 and 2000 used $29,495 and $26,523 of cash, respectively; mainly to pay for development and carrying costs of the land held for investment.

Total expenses, not including the decline in market value of land, for the period ended March 31, 2001 compared with the period ended March 31, 2000, decreased by $6,739 due primarily to decreases in Accounting & Financial Reporting and Outside Professional Services. Accounting & Financial Reporting decrease of $10,399 is directly related to the timing of the costs incurred to prepare, review and file the appropriate financial information for the Partnership. These decrease were partially offset by an increase of $$8,882 in Interest Expense pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Due to Affiliates increases as the Partnership pays its' operating costs as PacWest is the source of operating funds for the Partnership.

Increases in Property Taxes Payable are directly related to certain current property taxes due in April & December 2000 and April 2001, not yet paid by the Partnership as of March 31, 2001.

In the quarter ended March 31, 2001 the Partnership experienced a loss due to the write-down in value of Partnership land of approximately $225,000. The decline in land value was mainly due to the downturn in the real estate market applicable to certain property locations.

The Partnership had five properties as of March 31, 2001 that are currently listed for sale at sales prices ranging from $82,000 - $1,900,000. Upon the sale of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2001

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2001

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

Date: May 11, 2001

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