Form 10QSB
period 2001-06-30
TMP INLAND EMPIRE VII LTD
filed 2001-08-14
CIK 887025

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001
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

Balance Sheets as of June 30, 2001 and December 31, 2000, Statements of Operations for the three and six months ended June 30, 2001 and 2000, and Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000 (b) the financial position at June 30, 2001 and (c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 June 30,           December 31,
                                                   2001                2000
                                                (unaudited)          (audited)
                                                ----------          ------------

                                                                Assets

Cash                                            $      3,591       $         52
Investment in Unimproved Land, net (Note 1)        2,733,087          2,902,668
                                                ------------       ------------

    Total Assets                                $  2,736,678       $  2,902,720
                                                ============       ============

                        Liabilities and Partners' Capital

Accounts Payable                                $      3,100       $     15,881
Due to Affiliates (Note 5)                         1,204,309          1,058,420
Franchise Tax Payable                                    800                800
Property Taxes Payable (Note 9)                       65,547             43,863
Notes Payable (Note 7)                               369,000            369,000
                                                ------------       ------------

    Total Liabilities                              1,642,756          1,487,964
                                                ------------       ------------

General Partners                                     (65,988)           (62,780)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                       1,159,910          1,477,536
                                                ------------       ------------

    Total Partners' Capital                        1,093,922          1,414,756
                                                ------------       ------------

    Total Liabilities and Partners' Capital     $  2,736,678       $  2,902,720
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended

                                                    June 30,         June 30,
                                                   2001                2000
                                                ------------       ------------

Income
     Interest                                   $          0       $          0
                                                ------------       ------------

Total Income                                               0                  0
                                                ------------       ------------

Expenses
     Accounting & Financial Reporting                  7,114              7,213
     Outside Professional Services                     8,600              7,746
     General  & Administrative                           217              1,272
     Interest                                         34,704             26,329
                                                ------------       ------------

Total Expenses                                        50,635             42,560
                                                ------------       ------------

Net Loss                                        $    (50,635)      $    (42,560)
                                                ============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $       (506)      $       (426)
                                                ============       ============

     Limited Partners, in the Aggregate:        $    (50,129)      $    (42,134)
                                                ============       ============

     Limited Partners, per Equity Unit:         $      (5.76)      $      (4.84)
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                       Six Months Ended

                                                    June 30,         June 30,
                                                   2001                2000
                                                ------------       ------------

Income
     Interest                                   $          0       $          0
                                                ------------       ------------

Total Income                                               0                  0
                                                ------------       ------------

Expenses
     Accounting & Financial Reporting                 12,517             23,014
     Outside Professional Services                    14,419             16,592
     General  & Administrative                         1,248              4,499
     Decline in Market Value                         225,164                  0
     Interest                                         66,686             49,430
                                                ------------       ------------

Total Expenses                                       320,034             93,535
                                                ------------       ------------

Loss Before Income Taxes                            (320,034)           (93,535)

     State Franchise Tax                                (800)              (800)
                                                ------------       ------------

Net Loss                                        $   (320,834)      $    (94,335)
                                                ============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $     (3,208)      $       (944)
                                                ============       ============

     Limited Partners, in the Aggregate:        $   (317,626)      $    (93,391)
                                                ============       ============

     Limited Partners, per Equity Unit:         $     (36.51)      $     (10.73)
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                          Six months Ended
                                                     June 30,         June 30,
                                                      2001              2000
                                                ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                        $   (320,834)      $    (94,335)
  Adjustments to Reconcile Net Loss to Net Cash
       Provided By Operating Activities:
    Decline in Market Value                          225,164                  0
    Increase in Due to Affiliates                    145,889            118,501
    (Decrease) Increase in Accounts Payable         (12,781)              2,900
    Increase in Property Taxes Payable                21,684             21,994
                                                ------------       ------------
      Net Cash Provided By Operating Activities       59,122             49,060
                                                ------------       ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land        (55,583)           (51,858)
                                                ------------       ------------
       Net Cash Used In Investing Activities         (55,583)           (51,858)
                                                ------------       ------------

Net Increase (Decrease) in Cash                        3,539             (2,798)

Cash, Beginning of Period                                 52              3,138
                                                ------------       ------------

Cash, End of Period                             $      3,591       $        340
                                                ============       ============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                             $        800       $        800
                                                ============       ============

Cash Paid for Interest                          $     77,367       $    131,598
                                                ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
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
June 30, 2001
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
June 30, 2001
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

As of June 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,374,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment.) PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2001 and December 31, 2000, the Partnership has an amount due of $1,204,309 and $1,058,420, respectively, including interest, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $870,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. For the period ended June 30, 2001 and December 31, 2000, $22,968 and $15,312, respectively, of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the period ended June 30, 2001 and December 31, 2000, $43,920 and $29,280, respectively, of interest relating to these two loans has been paid and capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the six month period ended June 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $225,164. The decline in land value was due to the downturn in the real estate market applicable to certain property locations.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 9 - Property Taxes Payable

Property taxes payable of $65,547 relates to current property taxes that were due in April and December 2000 and April 2001, not yet paid.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
June 30, 2001

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

Fiscal Periods Ended June 30, 2001 and 2000

There were no Partnership revenues during the three or six-month periods ended June 30, 2001 and June 30, 2000. No properties were sold during the periods presented.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
June 30, 2001

Total expenses for the three month period ended June 30, 2001 compared with the three month period ended June 30, 2000, increased by approximately $8,100 due primarily to increases in Outside Professional Services and Interest Expense Outside Professional Services increased by approximately $1,000 while Interest Expense increased by $8,375 due to an increase in advances from PacWest. These increases were partially offset by a decrease in General & Administrative expenses of approximately $1,000.

Total expenses for the six month period ended June 30, 2001 compared with the six month period ended June 30, 2000 increased by approximately $226,500 due primarily to an increase in decline in market value of certain properties and an increase in Interest Expense. During the six month period ended June 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of approximately $225,000. The decline in land value was due to the downturn in the real estate market applicable to certain property locations. Interest Expense increased by $17,256 due to an increase in advances from PacWest. These increases were partially offset by decreases in Accounting & Financial Reporting and General & Administrative expenses.

Property Taxes Payable have increased by approximately $22,000 since December 31, 2000 because certain current property taxes due in April & December 2000 and April 2001, have not yet been paid by the Partnership as of June 30, 2001.

Liquidity and Capital Resources

At June 30, 2001, the Company had available cash of approximately $3,600. Operations during the six-month period ended June 30, 2001 provided cash of approximately $59,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $55,600. Advances from PacWest increased by approximately $146,000 during the six-month period ended June 30, 2001.

During the six month period ended June 30, 2000, operations provided cash of approximately $49,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $52,000. Advances from PacWest increased by approximately $118,500 during the six month period ended June 30, 2000.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
June 30, 2001

The Partnership had five properties as of June 30, 2001 that are currently listed for sale at sales prices ranging from $73,000 - $300,000. Upon the sale of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: August 6, 2001

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

                                       16