Form 10QSB
period 2001-09-30
TMP INLAND EMPIRE VII LTD
filed 2001-11-14
CIK 887025

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Balance Sheets as of September 30, 2001 and December 31, 2000, Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000 (b) the financial position at September 30, 2001 and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                             September 30,         December 31,
                                                2001                 2000
                                             (unaudited)           (audited)
                                             ------------        -------------
                                     Assets

Cash                                         $        251       $         52
Investment in Unimproved Land, net (Note 1)     2,697,594          2,902,668
                                                ---------          ---------

    Total Assets                             $  2,697,845       $  2,902,720
                                             ============       ============

                        Liabilities and Partners' Capital

Accounts Payable                             $      3,175       $     15,881
Due to Affiliates (Note 5)                      1,266,021          1,058,420
Franchise Tax Payable                                 800                800
Property Taxes Payable (Note 9)                    78,406             43,863
Notes Payable (Note 7)                            369,000            369,000
                                             ------------       ------------

    Total Liabilities                           1,717,402          1,487,964
                                                ------------       ---------

General Partners                                  (67,123)           (62,780)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                    1,047,566          1,477,536
                                                ---------          ---------

    Total Partners' Capital                       980,443          1,414,756
                                             ------------          ---------

    Total Liabilities and Partners' Capital  $  2,697,845       $  2,902,720
                                             ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                2001                2000
                                             ------------        -----------

Income
     Interest                                $          0       $          0
                                             ------------       ------------

Total Income                                            0                  0
                                             ------------       ------------

Expenses
     Accounting & Financial Reporting               6,514              6,514
     Outside Professional Services                  9,594              9,005
     Decline in Market Value                       60,000                  0
     General  & Administrative                        295                974
     Interest                                      37,076             28,419
                                             ------------       ------------

Total Expenses                                    113,479             44,912
                                             ------------       ------------

Net Loss                                     $   (113,479)      $    (44,912)
                                             =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $     (1,135)      $       (449)
                                             =============      =============

     Limited Partners, in the Aggregate:     $   (112,344)      $    (44,463)
                                             =============      =============

     Limited Partners, per Equity Unit:      $     (12.91)      $      (5.11)
                                             =============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                    Nine months Ended
                                                      September 30,
                                                2001                2000
                                             ------------        -----------

Income
     Interest                                $          0       $          0
                                             ------------       ------------

Total Income                                            0                  0
                                             ------------       ------------

Expenses
     Accounting & Financial Reporting              19,030             29,528
     Outside Professional Services                 24,013             25,596
     General  & Administrative                      1,543              5,473
     Decline in Market Value                      285,164                  0
     Interest                                     103,763             77,850
                                             ------------       ------------

Total Expenses                                    433,513            138,447
                                             ------------       ------------

Loss Before Income Taxes                         (433,513)          (138,447)

     State Franchise Tax                             (800)              (800)
                                             -------------       ------------

Net Loss                                     $   (434,313)      $   (139,247)
                                             =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $     (4,343)      $     (1,392)
                                             =============      =============

     Limited Partners, in the Aggregate:     $   (429,970)      $   (137,855)
                                             =============      =============

     Limited Partners, per Equity Unit:      $     (49.42)      $     (15.85)
                                             =============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                     Nine months Ended
                                                        September 30,
                                                  2001                2000
                                              ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                     $   (434,313)      $   (139,247)
  Adjustments to Reconcile Net Loss to Net
  Cash
       Provided By Operating Activities:
    Decline in Market Value                       285,164                  0
    Increase in Due to Affiliates                 207,601            179,655
    (Decrease) Increase in Accounts Payable      (12,706)             10,666
    Increase in Property Taxes Payable             34,543             34,982
                                             ------------       ------------
      Net Cash Provided By Operating
      Activities                                   80,289             86,056
                                             ------------       ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land     (80,090)           (89,133)
                                             -------------       ------------
       Net Cash Used In Investing Activities      (80,090)           (89,133)
                                             -------------           --------

Net Increase (Decrease) in Cash                       199             (3,077)

Cash, Beginning of Period                              52              3,138
                                             ------------       ------------

Cash, End of Period                          $        251       $         61
                                             ============       ============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                          $        800       $        800
                                             =============      ============

Cash Paid for Interest                       $    124,988       $    170,585
                                             ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
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
September 30, 2001
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
September 30, 2001
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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000, including advances & interest.

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
September 30, 2001
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership has an amount due of $1,266,021 and $1,058,420, respectively, including interest, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
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

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. For the period ended September 30, 2001 and December 31, 2000, $26,796 and $15,312, respectively, of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrues interest at 12% per annum. The interest payment of $2,440 is due monthly with the initial interest payment due December 1, 1999. The due date of the loan is November 2001. For the period ended September 30, 2001 and December 31, 2000, $51,240 and $29,280, respectively, of interest relating to these two loans has been paid and capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the three and nine month periods ended September 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $60,000 and $285,164, respectively. The decline in land value was due to the downturn in the real estate market applicable to certain property locations.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
(Unaudited)

Note 9 - Property Taxes Payable

Property taxes payable of $78,406 relates to current property taxes that were due in April and December 2000 and property taxes due through September 2001.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2001

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

Fiscal Periods Ended September 30, 2001 and 2000

There were no Partnership revenues during the three or nine-month periods ended September 30, 2001 and September 30, 2000. No properties were sold during the periods presented.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2001

Total expenses for the three month period ended September 30, 2001 compared with the three month period ended September 30, 2000, increased by approximately $68,567 due primarily to increases in Decline in Market Value, Outside Professional Services and Interest Expense. During the three month period ended September 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of approximately $60,000. The decline in land value was due to the downturn in the real estate market applicable to certain property locations. Outside Professional Services increased by approximately $589 while Interest Expense increased by $8,657 due to an increase in advances from PacWest. These increases were partially offset by a decrease in General & Administrative expenses of approximately $679.

Total expenses for the nine month period ended September 30, 2001 compared with the nine month period ended September 30, 2000 increased by approximately $295,066 due primarily to increases in Decline in Market Value and Interest Expense. During the nine month period ended September 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of approximately $285,000. The decline in land value was due to the downturn in the real estate market applicable to certain property locations. Interest Expense increased by $25,913 due to an increase in advances from PacWest. These increases were partially offset by decreases in Accounting & Financial Reporting, Outside Professional Services and General & Administrative expenses.

Property Taxes Payable have increased by approximately $34,500 since December 31, 2000 because certain current property taxes due in April & December 2000 and 2001, have not yet been paid by the Partnership as of September 30, 2001.

Liquidity and Capital Resources

At September 30, 2001, the Company had available cash of approximately $250. Operations during the nine-month period ended September 30, 2001 provided cash of approximately $80,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $80,000. Advances from PacWest increased by approximately $207,600 during the nine-month period ended September 30, 2001.

During the nine month period ended September 30, 2000, operations provided cash of approximately $86,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $89,000. Advances from PacWest increased by approximately $180,000 during the nine month period ended September 30, 2000.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2001

The Partnership had five properties as of September 30, 2001 that are currently listed for sale at sales prices ranging from $73,000 - $300,000. Upon the sale of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 12, 2001

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