Form 10KSB
period 2001-09-30
TMP INLAND EMPIRE VII LTD
filed 2002-03-29
CIK 887025

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

                  Date          Purchase       Date        Sales
Property          Purchased     Price          Sold        Price
--------          ---------     --------       ----        -----

Perris 9.6        02-21-91     $1,659,000       *            *
Victorville
19.55             11-13-90     $1,750,000       *            *
Adelanto 18.3     12-03-90     $  380,000       *            *
Victorville
70.35             07-02-91     $1,752,500       *            *
Perris   18.54    08-25-92     $  673,000       *            *

* The Partnership owns the following properties as of December 31, 2001

PERRIS 9.6. This property, consisting of approximately 9.6 net acres, is located at the southwest corner of the intersection of Nuevo Road and Evans in the City of Perris, and is currently zoned C-2 (general commercial). This property is currently listed for $345,000.

VICTORVILLE 19.55. This property, consisting of approximately 19.55 acres, is located at the southeast corner of Hopland and Highway 395 in the City of Victorville. This property is currently listed for $330,000.

ADELANTO 18.3. This property, consisting of approximately 18.3 acres, is located in the City of Adelanto and is currently zoned R-1 (residential). The property is located at the Northeast corner of Cactus and Raccoon in the City of Adelanto. The 73 lot Tentative Map was approved in 1999 by the City of Adelanto. An application for an extension of the tentative tract map is currently being processed. This property was in escrow during 2001 and is expected to be listed during 2002 at $150,000. The $5,000 non-refundable deposit was recorded as income for the year ended December 31, 2001.

VICTORVILLE 70.35. This property, consisting of approximately 70.35 acres, is located within the city limits of Victorville, approximately 1/2 mile east of Highway 395 with Palmdale Drive to the north, and Luna Road to the south. The property has three tentative tract maps with a total of 341 lots. The Partnership contracted with Ludwig Engineering to do the final engineering on a deferred payment basis on these tracts. The Partnership had a note with Ludwig Engineering for the engineering on the Victorville 70-acre parcel. The note matured March 1, 1998 but was paid off in January 1999. Infrastructure is being brought to the property by a combination of improvements funded by the City in an Assessment District, and neighboring developers. A new elementary and junior high school have recently been completed within a half mile of the property. This property is expected to be listed during 2002 at $1,900,000.

PERRIS 18.54. This property, consisting of approximately 18.54 acres, is located southeast of and adjacent to the intersection of Oleander Avenue and Decker Road in the Perris Area of Riverside County, California. The property is zoned industrial. This property is currently listed for $350,000. The property is currently in default due to non-payment of the CFD 88-8 assessments. A default judgment has been filed but a sale date has not been set.

ITEM 3     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters we submitted to a vote of Registrants security holders during the fourth quarter of 2001.

PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001 there were approximately 850 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1997 – 2001.

CASH DISTRIBUTIONS

There were no cash distributions to the Partners during the fiscal years ended December 31, 1997 – 2001. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6     SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1997 – 2001, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                                 2001         2000           1999           1998          1997
                                 ----         ----           ----           ----          ----

Interest Income             $         0   $          0   $          5   $     1,067   $      1,139
                            -----------   ------------   ------------   -----------   ------------

Total Income                $     5,000   $          0   $          5   $     1,037   $      1,139
                            ===========   ============   ============   ===========   ============

Net Loss                    $  (982,945)  $   (200,887)  $   (142,022)  $  (106,607)  $    (40,493)
                            ============   ============  =============  ============  =============

Net Loss per Unit           $   (112.98)  $     (23.09)  $     (16.32)  $    (12.25)  $      (4.65)
                            ============  =============  =============  ============   ============

Cash distribution per Unit* $         -   $          -   $              $         -   $          -
                            ===========   ============   =============  ===========   =============

Total assets                $ 2,252,136   $ 2,902,720    $  2,787,634   $ 2,596,295   $  2,543,483
                            ===========   ===========    ============   ===========   ============

*  (Based on 8,700 Units Outstanding at December 31, 1997 - 2001.)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2001 and 2000

Partnership revenues during the year ended December 31, 2001 consisted of $5,000 of a non-refundable escrow deposit from a cancelled escrow. There were no Partnership revenues during the year ended December 31, 2000. No properties were sold during the periods presented.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2000, increased by approximately $787,000 due primarily to a $767,824 increase in Decline in Market Value. Interest Expense also increased by approximately $34,500 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Liquidity and Capital Resources

At December 31, 2001, the Partnership had available cash of approximately $197. Operations during the year ended December 31, 2001 provided cash of approximately $114,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $113,900. Advances from PacWest increased by approximately $286,600 during the year ended December 31, 2001.

During the year ended December 31, 2000, operations provided cash of approximately $115,100 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $118,200. Advances from PacWest increased by approximately $256,200 during the year ended December 31, 2000.

The Partnership had five properties as of December 31, 2001 that are currently listed for sale at sales prices ranging from $150,000 - $1,900,000. Upon the sale of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

For the fiscal years ended December 31, 2001 and 2000

                                                                     Page No.
                                                                     --------

         Report of Independent Auditors                              15

         Balance Sheets as of December 31, 2001 and 2000             16

         Statements of Operations for the years ended December
         31, 2001 and 2000                                           17

         Statements of Partners Capital for the years ended
         December 31, 2001 and 2000                                  18

         Statements of Cash Flows for the years ended
         December 31,2001 and 2000                                   19

         Notes to Financial Statements                               20 - 25

         Financial Statement Schedules                               26, 27

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VII, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the lack of Partnership liquidity raises substantial doubt about the ability of the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 13, 2002

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2001 and 2000

                                                  2001                 2000
                                                  ----                 ----

                                     Assets

Cash                                         $        197       $         52
Prepaid Expenses                                    3,199                  0
Investment in Unimproved Land, net (Note 1)     2,248,740          2,902,668
                                                ---------          ---------

    Total Assets                             $  2,252,136       $  2,902,720
                                             ============       ============

                        Liabilities and Partners' Capital

Accounts Payable & Other                     $     17,545       $     15,881
Due to Affiliates (Notes 5 and 6)               1,345,056          1,058,420
Franchise Tax Payable                                 800                800
Property Taxes Payable                             87,924             43,863
Notes Payable (Note 7)                            369,000            369,000
                                             ------------       ------------

    Total Liabilities                           1,820,325          1,487,964
                                             ------------       ------------

General Partners                                  (72,609)           (62,780)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                      504,420          1,477,536
                                                  -------          ---------

    Total Partners Capital                        431,811          1,414,756
                                             ------------       ------------

    Total Liabilities and Partners Capital   $  2,252,136       $  2,902,720
                                             ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the years ended December 31, 2001 and 2000

                                                 2001                2000
                                           ----------         ------------

Income                                     $      5,000       $          0
                                           ------------       ------------

Expenses
     Accounting & Financial Reporting            41,624             51,146
     Outside Professional Services               32,950             34,282
     Decline in Market Value                    767,824                  0
     General  & Administrative                    1,722              6,170
     Interest                                   143,025            108,489
                                           ------------       ------------

Total Expenses                                  987,145            200,087
                                           ------------       ------------

Loss Before Income Taxes                      (982,145)           (200,087)

State Franchise Tax                                 800                800
                                           ------------       ------------

Net Loss                                   $  (982,945)       $   (200,887)
                                           ============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:   $    (9,829)       $     (2,009)
                                           ============       ============

     Limited Partners, in the Aggregate:   $  (973,116)       $   (198,878)
                                           ============       ============

     Limited Partners, per Equity Unit:    $   (111.85)       $     (22.86)
                                           ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2001 and 2000

                                     General         Limited
                                     Partners        Partners            Total
                                     --------        --------            -----

Partners' Capital (Deficit),
January 1, 2000                    $ (60,771)      $ 1,676,414      $ 1,615,643

Net Loss for 2000                     (2,009)         (198,878)        (200,887)
                                      ------          ---------        ---------

Partners' Capital (Deficit),
December 31, 2000                    (62,780)        1,477,536        1,414,756

Net Loss for 2001                     (9,829)         (973,116)        (982,945)
                                      ------          ---------        ---------

Partners' Capital (Deficit),
December 31, 2001                   $(72,609)        $ 504,420      $   431,811
                                     ========          =======      ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the years ended December 31, 2001 and 2000

                                                       2001               2000
                                                 ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                         $  (982,945)       $  (200,887)
  Adjustments to Reconcile Net Loss to Net Cash
  Provided By Operating Activities:
    Decline in Market Value                           767,824                 0
    Increase in Due to Affiliates                     286,636           256,229
    Increase in Prepaid Expenses                       (3,199)                0
    Increase in Accounts Payable & Other                1,664            15,881
    Increase in Property Taxes Payable                 44,061            43,863
                                                 ------------       -----------
      Net Cash Provided By Operating Activities       114,041           115,086
                                                 ------------       -----------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land        (113,896)         (118,172)
                                                 -------------      ------------
       Net Cash Used In Investing Activities         (113,896)         (118,172)
                                                 -------------      ------------

Net Increase (Decrease) in Cash                           145            (3,086)

Cash, Beginning of Period                                  52             3,138
                                                 ------------       -----------

Cash, End of Period                              $        197       $        52
                                                  ===========       ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                              $        800        $      800
                                                 ============        ==========

Cash Paid for Interest                           $    173,720       $   211,225
                                                 ============       ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD. A California Limited Partnership Notes to the Financial Statements December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies

Liquidity and Going Concern-As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,600,000 to the TMP partnerships, of which approximately $1,345,056 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

The Partnership is actively attempting to sell the undeveloped land it presently owns. However, there is no assurance that the Partnership will be able to sell the land in a timely manner at a price sufficient to generate funds to maintain Partnership operations and satisfy the PacWest debt and the existing trust deeds.

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership plans to adopt SFAS No. 144 in the year beginning January 1, 2002. The Partnership is assessing the impact of this statement.

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 2 - Organization of the Partnership (continued)

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

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

As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment. Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 5 - Agreements with PacWest (continued)

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2001 and 2000, the Partnership has an amount due of $1,345,056 and $1,058,420, respectively, including interest, to PacWest related to the aforementioned agreements.

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

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. For the years ended December 31, 2001 and 2000, $30,624 and $15,312, respectively, of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 7 - Notes Payable (continued)

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrued interest at 12% per annum. The interest payment of $2,440 was due monthly with the initial interest payment due December 1, 1999. The due date of the loan was November 2001. In November 2001, the Partnership paid an extension fee of $6,100 to extend the due date to November 2003, to decrease the interest rate to 11% and reduce the monthly interest payment to $2,237 beginning on December 1, 2001. For the years ended December 31, 2001 and 2000, $58,154 and $29,280,respectively, of interest relating to these loans has been paid and capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the years ended December 31, 2001 and 2000, the Partnership experienced a loss due to the write-down in value of the Partnership land of $767,824 and $0, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

                                                           TMP INLAND EMPIRE VII, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

COLUMN      A           B              C              D                   E             F              G           H          I
------------------------------------------------------------------------------------------------------------------------------------

                                                  COSTS CAPITALIZED
                                                      SUBSEQUENT         Gross
                                                   TO ACQUISITION      amount at                                           Estimated
                                                   --------------
 Description                      Initial                  Carrying  which Carried  Accumulated     Date of       Date   Depreciable
 of Assets       Encumbrances       Cost    Improvement    Cost      at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------              ----------------------------------------------------------------------------------

Unimproved land -
Perris, CA             $ 125,000  $ 1,859,244   $      0  $   330,939  $ 2,190,183      -0-           N/A         2/21/91       N/A
Unimproved land -
Victorville, CA           10,949  $ 1,937,240   $      0  $   287,073  $ 2,224,313      -0-           N/A        11/13/90       N/A
Unimproved land -
Adelanto, CA               5,095  $   451,137   $      0  $    77,342  $   528,479      -0-           N/A        12/3/90        N/A
Unimproved land -
Victorville, CA          244,000  $ 2,003,109   $236,116  $   494,129  $ 2,733,354      -0-           N/A         7/2/91        N/A
Unimproved land -
Perris, CA                71,879  $   672,441   $      0  $   331,616  $ 1,004,057      -0-           N/A         8/25/92       N/A

                       $ 456,923  $ 6,923,171   $236,116  $ 1,521,099  $ 8,680,386      -0-
                         =======    =========    =======   ==========    =========      ===

Less valuation allowance:                                              $ 6,431,646
                                                                         ---------

Net carrying value                                                     $ 2,248,740
                                                                         =========

Reconciliation of carrying amount
---------------------------------

Beginning balance                            $  2,902,668

Reductions: Increase in Valuation Allowance     (767,824)

Additions:  Carrying Costs                        113,896
                                              -----------

Ending balance                               $  2,248,740
                                              ===========

                                                           TMP INLAND EMPIRE VII, LTD
                                                  (A California Limited Partnership)
                                        Schedule II - Real Estate and Accumulated Depreciation
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
COLUMN         A             B         C                D                E           F            G               H           I
------------------------------------------------------------------------------------------------------------------------------------
                                               COSTS CAPITALIZED
                                                 SUBSEQUENT            Gross
                                               TO ACQUISITION        amount at                                            Estimated
                                               --------------
Description                        Initial              Carrying   which Carried   Accumulated     Date of       Date    Depreciable
of Assets           Encumbrances    Cost    Improvement    Cost     at Year-End   Depreciation  Construction   Acquired     Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land -
Perris, CA             $ 125,000 $ 1,859,244  $       0  $   301,956  $ 2,161,200    -0-          N/A          2/21/91         N/A
Unimproved land -
Victorville, CA            5,382 $ 1,937,240  $       0  $   279,633  $ 2,216,873    -0-          N/A         11/13/90         N/A
Unimproved land -
Adelanto, CA               2,826 $   451,137  $       0  $    74,302  $   525,439    -0-          N/A         12/3/90          N/A
Unimproved land -
Victorville, CA          244,000 $ 2,003,109  $ 236,116  $   456,173  $ 2,695,398    -0-          N/A          7/2/91          N/A
Unimproved land -
Perris, CA                35,655 $   672,441  $       0  $   295,139  $   967,580    -0-          N/A          8/25/92         N/A

                       $ 412,863 $ 6,923,171  $ 236,116  $ 1,407,203  $ 8,566,490    -0-
                         =======   =========    =======   ==========    =========    ===

Less valuation allowance:                                             $ 5,663,822
                                                                       ----------

Net carrying value                                                    $ 2,902,668
                                                                        =========

Reconciliation of carrying amount
---------------------------------

Beginning balance                   $  2,784,496

Additions:  Carrying Costs               118,172
                                     -----------

Ending balance                      $  2,902,668
                                     ===========

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

WILLIAM O. PASSO, 60, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 55, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2001, the Partnership paid fees to the General Partners for various services in the amount of $102,545 of which none was paid in the year ended December 31, 2001. The General Partners did not receive any distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the Partnership had 8,700 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2001 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                    Number of                  Percent of
Name of Beneficial Owner            Units                     Class
------------------------            --------                  ---------

William O. Passo                    21                        0.241%

Anthony W. Thompson                 48                        0.551%

All officers, directors and         69                        0.793%
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (July 20, 1990) through the fiscal year ended December 31, 2001. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient                       Description of Payment     December 31, 2001
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
                           accounting fees.

Reimbursement for          The General Partners were reimbursed       $ 351,234
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
                                   (I)      Acquisition fees:         $ 500,000
                                   (II)     Real estate brokerage     $ 158,900
                                            commissions

Partnership Management     A Partnership Management Fee with          $ 102,545
Fee (General Partners)     respect to each Property until a
                           Property is sold or improvement of the
                           Property commences in an annual amount
                           of 1/4 of 1% (.225%) of the cost of the
                           property, but not to exceed 2% of such
                           cost in the aggregate.

Leasing and Property       For leasing an improved Property, or a     $      -0-
Management Fees            portion thereof, a commission equal to
(General Partners          7% for the first year's rent (net
or an affiliate)           lease) or 6% of the first year's rent
                           (gross lease) decreasing to 2.5% (net
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

Interest in Partnership    1% interest in all Partnership             $      -0-
Allocation of Each         allocations of Net Income, Net Loss and
Material Item              Distributions of Distributable Cash from
(General Partners)         Operations and of Cash from Sale
                           or refinancing of the Properties.

Subordinated Participation A 16.5% interest in all Partnership        $      -0-
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

Subordinated Real Estate   Real estate commissions with respect to    $      -0-
Commission (General        the sale of Properties which are equal
Partners or an Affiliate)  to the lesser of:  (I) 3% of the gross sales price of a Property; equal to
                           one-half the normal and competitive
                           rate charged by unaffiliated parties,
                           but payment shall be subordinated to a
                           return of all Limited Partners' Capital
                           contributions, plus a cumulative,
                           noncompounded return of 6% per annum on
                           their Adjusted Capital Contributions.

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

RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm’s-length negotiations.

ITEM 14          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

(c) Exhibits - Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

(3),(4) and (10.1) Agreement of Limited Partnership and other material agreements are incorporated by reference to Exhibits (3), (4) and (10.1) to the Form 10 Registration Statement, SEC File No. 0-20120 filed on April 24, 1992.

27 Financial Data Schedule

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: March 26, 2002

         TMP Inland Empire VII, Ltd.
         A California Limited Partnership

         By: TMP Investments, Inc., a California Corporation as Co-General
             Partner

         By:
             -------------------------------
         William O. Passo, President

         By:
             -------------------------------
         Anthony W. Thompson, Exec. VP

         By: TMP Properties, a California General Partnership as Co-General
             Partner

         By:
             ----------------------------------------------------------
         William O. Passo, General Partner

         By:
             ----------------------------------------------------------
         Anthony W. Thompson, General Partner

         By:
             ----------------------------------------------------------
         Scott E. McDaniel, General Partner

         By: JAFCO, Inc., a California Corporation as Chief Accounting Officer

         By:
             ----------------------------------------------------------
         John A. Fonseca, President