Form 10QSB
period 2002-03-31
TMP INLAND EMPIRE VII LTD
filed 2002-05-15
CIK 887025

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Balance Sheets as of March 31, 2002 and December 31, 2001, Statements of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001 (b) the financial position as of March 31, 2002 and (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                March 31,       December 31,
                                                  2002              2001
                                               (unaudited)       (audited)
                                               ---------------------------
                                     Assets

Cash                                          $       584      $         197
Prepaid Expenses                                        0              3,199
Investment in Unimproved Land, net (Note 1)     2,284,167          2,248,740
                                                ---------          ---------

    Total Assets                              $ 2,284,751      $   2,252,136
                                              ===========      =============

                        Liabilities and Partners' Capital

Accounts Payable                              $     5,931       $     17,545
Due to Affiliates (Note 5)                      1,431,227          1,345,056
Franchise Tax Payable                                 800                800
Property Taxes Payable (Note 9)                   101,127             87,924
Notes Payable (Note 7)                            369,000            369,000
                                               ----------      -------------

    Total Liabilities                           1,908,085          1,820,325
                                              -----------      -------------

General Partners                                  (73,161)           (72,609)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                      449,827            504,420
                                             ------------       ------------

    Total Partners' Capital                       376,666            431,811
                                             ------------       ------------

    Total Liabilities and Partners' Capital   $ 2,284,751      $   2,252,136
                                              ===========      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                 2002               2001
                                               --------           -------

Income
     Other                                    $     3,000      $           0
                                              -----------      -------------

Total Income                                        3,000                  0
                                              -----------      -------------

Expenses
     Accounting & Financial Reporting               6,813              5,402
     Outside Professional Services                  9,734              5,819
     General  & Administrative                         66              1,031
     Decline in Market Value                            0            225,164
     Interest                                      40,732             31,983
                                              -----------      -------------

Total Expenses                                     57,345            269,399
                                              -----------      -------------

Loss Before Income Taxes                          (54,345)          (269,399)

     State Franchise Tax                             (800)              (800)
                                              ------------     --------------

Net Loss                                      $   (55,145)     $    (270,199)
                                              ============     ==============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:      $      (552)     $      (2,702)
                                              ============     ==============

     Limited Partners, in the Aggregate:      $   (54,593)     $    (267,497)
                                              ============     ==============

     Limited Partners, per Equity Unit:       $     (6.28)     $      (30.75)
                                              ============     ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                 Three months Ended
                                                         March 31,
                                                  2002                2001
                                              ------------       ------------

Cash Flows from Operating Activities:

Net Loss                                      $   (55,145)     $    (270,199)
  Adjustments to Reconcile Net Loss to Net
  Cash
       Provided By Operating Activities:
    Decline in Market Value                             0            225,164
    Increase in Due to Affiliates                  86,171             76,796
    Decrease (Increase) in Prepaid Expenses         3,199            (3,199)
    (Decrease) in Accounts Payable                (11,614)           (12,706)
    Increase in Franchise Tax Payable                   0                800
    Increase in Property Taxes Payable             13,203             12,859
                                              -----------       ------------
      Net Cash Provided By Operating
      Activities                                   35,814             29,515
                                              -----------       ------------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land     (35,427)           (29,495)
                                              ------------       ------------
       Net Cash Used In Investing Activities      (35,427)           (29,495)
                                              ------------           --------

Net Increase in Cash                                  387                 20

Cash, Beginning of Period                             197                 52
                                              -----------       ------------

Cash, End of Period                           $       584      $          72
                                              ===========      =============

Supplemental Disclosure of Cash Flow
-------------------------------------
Information:
------------

Cash Paid for Taxes                           $       800      $           0
                                              ============     =============

Cash Paid for Interest                        $    50,465      $      31,841
                                              ===========      =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
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
March 31, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,933,000 to the TMP partnerships, of which approximately $1,431,227 has been loaned to the Partnership. There is no assurance that PacWest will continue to loan additional funds to the Partnership.

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
March 31, 2002
(Unaudited)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 83.5 percent to the limited partners and 16.5 percent to the General Partners. There were no distributions in 2002 or 2001.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of March 31, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000, respectively, including advances & interest.

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
March 31, 2002
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has an amount due of $1,431,227 and $1,345,056, respectively, including interest, to PacWest related to the aforementioned agreements.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $870,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. As of March 31, 2002 and December 31, 2001, $34,452 and $30,624, respectively, of the interest relating to this note payable has been paid and capitalized to investment in unimproved land.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrued interest at 12% per annum. The interest payment of $2,440 was due monthly with the initial interest payment due December 1, 1999. The due date of the loan was November 2001. In November 2001, the Partnership paid an extension fee of $6,100 to extend the due date to November 2003, to decrease the interest rate to 11% and reduce the monthly interest payment to $2,237 beginning on December 1, 2001. As of March 31, 2002 and December 31, 2001, $64,864 and $58,154, respectively, of interest relating to these loans has been paid and capitalized to investment in unimproved land.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 8 - Decline in Market Value

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $767,824. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

Note 9 - Property Taxes Payable

Property taxes payable of $101,127 relates to current property taxes that were due in April and December 2000 and 2001, and April 2002.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2002

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Periods Ended March 31, 2002 and 2001

The Partnership recognized $3,000 of revenue related to the rental of one of its properties. There was no Partnership revenues during the three-month period ended March 31, 2001. No properties were sold during the periods presented.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
March 31, 2002

Total expenses for the three month period ended March 31, 2002 compared with the three-month period ended March 31, 2001, decreased by approximately $212,100 due primarily to a $225,164 decrease in Decline in Market Value. This decrease was partially offset by increases in Accounting and Financial Reporting, Outside Professional Services and Interest Expenses.

Liquidity and Capital Resources

At March 31, 2002, the Company had available cash of approximately $584. Operations during the three-month period ended March 31, 2002 provided cash of approximately $35,800 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $35,400. Advances from PacWest increased by approximately $86,200 during the three-month period ended March 31, 2002.

During the three month period ended March 31, 2001, operations provided cash of approximately $29,500 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $29,500. Advances from PacWest increased by approximately $76,800 during the three-month period ended March 31, 2001.

The Partnership had five properties as of March 31, 2002 that are currently listed for sale at sales prices ranging from $150,000 - $1,900,000. Upon the sale of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

The 18.33 acres at the northeast corner of Raccoon Ave. and Cactus Road closed escrow on April 30, 2002 for $73,000.

The approximately 17.48 acres at Oleander Avenue in Perris, California is located within Community Facilities District 88-8. Due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934,  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: May 11, 2002

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