Form 10QSB
period 2002-06-30
TMP INLAND EMPIRE VII LTD
filed 2002-08-15
CIK 887025

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002
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

Balance Sheets as of June 30, 2002 and December 31, 2001, Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001 (b) the financial position as of June 30, 2002 and (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               June 30,           December 31,
                                                    2002                 2001
                                              (unaudited)     (audited)
                                              Assets

Cash                                         $         2,789      $        197
Prepaid Expenses                                           0             3,199
Investment in Unimproved Land, net (Note 1)        2,198,250         2,248,740
                                             ---------------      -------------

    Total Assets                             $     2,201,039      $  2,252,136
                                             ===============      ============

                        Liabilities and Partners' Capital

Accounts Payable                             $        28,513      $     17,545
Due to Affiliates (Note 5)                         1,433,570        1,345,056
Franchise Tax Payable                                    800               800
Property Taxes Payable (Note 9)                      108,204            87,924
Notes Payable (Note 7)                               369,000           369,000
                                             ---------------      -------------

    Total Liabilities                              1,940,087         1,820,325
                                             ---------------      -------------

General Partners                                     (74,317)          (72,609)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                         335,269           504,420
                                             ---------------      -------------

    Total Partners' Capital                          260,952           431,811
                                             ---------------      -------------

    Total Liabilities and Partners' Capital  $     2,201,039      $  2,252,136
                                             ===============      ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       June 30,
                                                   2002                2001

Property Sale                                $       73,000       $          0

Cost of Property Sale                                 73,015                 0
                                             ---------------      -------------

  Net Loss on Property Sale                               15                 0
                                             ---------------      -------------

Income
     Other                                             2,500                 0
                                             ---------------      -------------

Total Income                                           2,485                 0
                                             ---------------      -------------

Expenses
     Accounting &ancial Reporting                  6,682             7,114
     Outside Professional Services                     9,920             8,600
     General  & Administrative                           150               217
     Decline in Market Value                          45,000                 0
     Interest                                         56,447            34,704
                                             ---------------      -------------

Total Expenses                                       118,199            50,635
                                             ---------------      -------------

Loss Before Income Taxes                            (115,714)          (50,635)

     State Franchise Tax                                   0                 0
                                             ---------------      -------------

Net Loss                                     $      (115,714)     $    (50,635)
                                             ===============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $        (1,157)       $      (506)
                                             ===============      =============

     Limited Partners, in the Aggregate:     $      (114,557)       $   (50,129)
                                             ===============      =============

     Limited Partners, per Equity Unit:      $        (13.17)       $     (5.76)
                                             ===============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                               June 30,             June 30,
                                                2002                2001

Property Sale                                $        73,000      $          0

Cost of Property Sale                                 73,015                 0
                                             ---------------      -------------

  Net Loss on Property Sale                               15                 0
                                             ---------------      -------------

Income
     Other                                             5,500                 0
                                             ---------------      -------------

Total Income                                           5,485                 0
                                             ---------------      -------------

Expenses
     Accounting & Financial Reporting                 13,496            12,517
     Outside Professional Services                    19,653            14,419
     General  & Administrative                           216             1,248
     Decline in Market Value                          45,000           225,164
     Interest                                         97,179            66,686
                                             ---------------      -------------

Total Expenses                                       175,544           320,034
                                             ---------------      -------------

Loss Before Income Taxes                            (170,059)         (320,034)

     State Franchise Tax                                (800)             (800)
                                             ---------------      -------------

Net Loss                                     $      (170,859)     $   (320,834)
                                             ===============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:     $        (1,708)     $     (3,208)
                                             ===============      =============

     Limited Partners, in the Aggregate:     $      (169,151)     $   (317,626)
                                             ===============      =============

     Limited Partners, per Equity Unit:      $        (19.44)     $     (36.51)
                                             ===============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                      Six months Ended
                                                June 30,            June 30,
                                                 2002                2001
                                              ---------           ----------

Cash Flows from Operating Activities:

Net Loss                                     $      (170,859)     $   (320,834)
  Adjustments to Reconcile Net Loss to Net
   Cash
       (Used In) Provided By Operating
       Activities:
    Decline in Market Value                           45,000           225,164
    Loss on Sale of Property                              15                 0
    Increase in Due to Affiliates                     88,514           145,889
    Decrease in Prepaid Expenses                       3,199                 0
    Increase (Decrease) in Accounts Payable           10,968           (12,781)
    Increase in Property Taxes Payable                20,280            21,684
                                             ---------------      -------------
      Net Cash (Used In)
             Provided By Operating Activities         (2,883)           59,122
                                             ---------------      -------------

Cash Flows from Investing Activities:
    Proceeds from Sale of Property                    73,000                 0
    Payment of Selling Expenses                       (5,324)                0
    Increase in Investment in Unimproved Land        (62,201)          (55,583)
                                             ---------------      -------------
       Net Cash Provided By
              (Used In) Investing Activities           5,475           (55,583)
                                             ---------------      -------------

Net Increase in Cash                                   2,592             3,539

Cash, Beginning of Period                                197                52
                                             ---------------      -------------

Cash, End of Period                          $         2,789      $      3,591
                                             ===============      ============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                          $           800      $        800
                                             ===============      ============

Cash Paid for Interest                       $        79,871      $     77,367
                                             ===============      ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
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
June 30, 2002
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

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $1,433,570 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have begun on three of the properties.

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
June 30, 2002
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
June 30, 2002
(Unaudited)

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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of June 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2002 and December 31, 2001, the Partnership has an amount due of $1,433,570 and $1,345,056, respectively, including interest, to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $870,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003. As of June 30, 2002 and December 31, 2001, $38,280 and $30,624, respectively, of the interest relating to this note payable has been capitalized to investment in unimproved

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 7 - Notes Payable (continued)

land. The Partnership did not make the April, May or June interest payments based on the General Partners decision to liquidate the Partnership (see Note 9). The Partnership expects the lender to begin foreclosure proceedings within the next few weeks.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrued interest at 12% per annum. The interest payment of $2,440 was due monthly with the initial interest payment due December 1, 1999. The due date of the loan was November 2001. In November 2001, the Partnership paid an extension fee of $6,100 to extend the due date to November 2003, to decrease the interest rate to 11% and reduce the monthly interest payment to $2,237 beginning on December 1, 2001. As of June 30, 2002 and December 31, 2001, $71,574 and $58,154, respectively, of interest relating to these loans has been capitalized to investment in unimproved land. The Partnership did not make the April, May or June interest payments based on the General Partners decision to liquidate the Partnership (see Note 9). The lender began foreclosure proceedings on May 24, 2002.

Note 8 - Decline in Market Value

In July 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002. PacWest has begun to foreclose on the Partnership property that is not currently in escrow. A write-down in value of Partnership properties of $45,000 was taken in the accompanying Statements of Operations for the period ended June 30, 2002. Three properties are currently in escrow for sales prices of $1,600,000, $306,000 and $275,000 and escrow is expected to close in September 2002.

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $767,824. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 9 - Property Taxes Payable

Property taxes payable of $108,204 relates to current property taxes that were due in April and December 2000 and 2001, and April 2002.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
June 30, 2002

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

The Partnership is experiencing serious operating and liquidity issues. The report of the Partnerships independent public accountants on the Partnerships financial statements included in the Form 10-KSB for the year ended December 31, 2001 contained a modification related to the Partnerships ability to continue as a going concern.

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

TMP INLAND EMPIRE VII, LTD. A California Limited Partnership June 30, 2002

Fiscal Periods Ended June 30, 2002 and 2001

The 18.33 acres at the northeast corner of Raccoon Ave. and Cactus Road closed escrow on April 30, 2002 for $73,000. The book value of the property plus selling costs netted to $73,015. A loss of $15 is recorded in the accompanying Statements of Operations for the three and six-month period ended June 30, 2002.

The Partnership recognized $2,500 and $5,500 of revenue related to the rental of one of its properties for the three and six-month periods ended June 30, 2002, respectively. There were no Partnership revenues during the three-month or six-month periods ended June 30, 2001.

Total expenses for the three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001, increased by approximately $67,564 due primarily to a $45,000 increase in Decline in Market Value (see Note 9) and $21,743 increase in Interest Expense.

Total expenses for the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001, decreased by approximately $144,500 due to decrease in Decline in Market Value (see Note 9) of $180,164. This decrease was partially offset by increases in Accounting and Financial Reporting, Outside Professional Services and Interest Expenses.

Liquidity and Capital Resources

At June 30, 2002 the Company had available cash of approximately $2,789. Operations during the six-month period ended June 30, 2002 utilized cash of approximately $2,900 while investing activities provided approximately $5,500. Cash proceeds of $73,000 from the sale of property were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $62,200 and selling expenses relating to the sale of property of approximately $5,300. Advances from PacWest increased by approximately $88,500 during the six-month period ended June 30, 2002.

During the six-month period ended June 30, 2001, operations provided cash of approximately $59,100 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $55,600. Advances from PacWest increased by approximately $145,900 during the six-month period ended June 30, 2001.

The Partnership currently owns four properties as of June 30, 2002. Three of these properties are in escrow for sales prices of $1,600,000, $306,000 and $275,000 and all escrows are expected to close in September 2002. The remaining property is currently listed for sale at $225,000.

15

TMP INLAND EMPIRE VII, LTD. A California Limited Partnership June 30, 2002

The approximately 17.48 acres at Oleander Avenue in Perris, California is located within Community Facilities District 88-8. Due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale. The property is currently listed for sale for $225,000.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $3,073,000 to the TMP partnerships, of which approximately $1,433,570 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. Foreclosure proceedings have begun on three of the properties.

Upon the sale/foreclosure of each property, the Partnership intends to payback PacWest Loans, including interest, and then distribute the sales proceeds, less any reserves needed for operations, to the partners.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2002

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