Form 10QSB
period 2002-09-30
TMP INLAND EMPIRE VII LTD
filed 2002-11-15
CIK 887025

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

Balance Sheets as of September 30, 2002 and December 31, 2001, Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001 (b) the financial position as of September 30, 2002 and (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               September 30,       December 31,
                                                   2002                 2001
                                                (unaudited)           (audited)
                                                -------------------------------
                                                Assets

Cash                                            $     16,276       $        197
Prepaid Expenses                                           0              3,199
Note Receivable (Note 10)                          1,200,000                  0
Investment in Unimproved Land, net (Note 1)          497,328          2,248,740
                                                ------------          ---------

    Total Assets                                $  1,713,604       $  2,252,136
                                                ================   ============

                        Liabilities and Partners' Capital

Accounts Payable                                $     14,543       $     17,545
Due to Affiliates (Note 5)                         1,207,588          1,345,056
Escrow Deposit (Note 11)                               5,000                  0
Franchise Tax Payable                                    800                800
Property Taxes Payable (Note 9)                      103,610             87,924
Notes Payable (Note 7)                               125,000            369,000
                                                ------------       ------------

    Total Liabilities                              1,456,541          1,820,325
                                                   ------------       ---------

General Partners                                     (74,357)           (72,609)
Limited Partners: 8,700 Equity Units
  Authorized and Outstanding                         331,420            504,420
                                                ------------       ------------

    Total Partners' Capital                          257,063            431,811
                                                ------------       ------------

    Total Liabilities and Partners' Capital     $  1,713,604       $  2,252,136
                                                ================   ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                 September 30,      September 30,
                                                  2002                2001
                                               ------------        -----------

Property Sales                                  $  1,875,000       $          0
                                                                    ---------

Cost of Property Sales                            (1,807,283)                   0
                                                -------------       -------------

  Net Gain on Property Sales                          67,717                   0
                                                ------------       -------------
Income
     Other                                                 0                  0
                                                ------------          -------

Total Income                                          67,717                  0
                                                ------------       ------------
Expenses
     Accounting & Financial Reporting                  5,589              6,514
     Outside Professional Services                     8,705              9,594
     General  & Administrative                             0                295
     Decline in Market Value                          31,000             60,000
     Interest                                         26,312             37,076
                                                ------------       ------------

Total Expenses                                        71,606            113,479
                                                ------------       ------------

Income (Loss) Before Income Taxes                      (3889)           (113,479)

     State Franchise Tax                                   0                   0
                                                ------------       -------------

Net Loss                                        $     (3,889)      $   (113,479)
                                                =============      =============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $          (39)    $     (1,135)
                                                ===============    =============

     Limited Partners, in the Aggregate:        $       (3,850)    $   (112,344)
                                                ===============    =============

     Limited Partners, per Equity Unit:         $         (.44)    $     (12.91)
                                                ===============    =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership
                            Statements of Operations
                                   (Unaudited)

                                                       Nine Months Ended
                                                September 30,   September 30,
                                                   2002                2001
                                                --------------      -----------

Property Sales                                  $  1,948,000       $          0
                                                                    -----------

Cost of Property Sales                            (1,880,298)                 0
                                                 ------------      ------------

  Net Gain on Property Sales                          67,702                  0
                                                ------------       ------------

Income
     Other                                             5,500                  0
                                                ------------        ------- ---

Total Income                                          73,202                  0
                                                ------------       ------------

Expenses
     Accounting & Financial Reporting                 19,085             19,030
     Outside Professional Services                    27,516             24,013
     General  & Administrative                         1,057              1,543
     Decline in Market Value                          76,000            285,164
     Interest                                        123,492            103,763
                                                ------------         ----------

Total Expenses                                       247,150            433,513
                                                ------------       ------------

Loss Before Income Taxes                            (173,948)          (433,513)

     State Franchise Tax                                (800)              (800)
                                                -------------       ------------

Net Loss                                        $   (174,748)       $  (434,313)
                                                =============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:        $     (1,747)      $     (4,343)
                                                =============      =============

     Limited Partners, in the Aggregate:        $   (173,001)      $   (429,970)
                                                =============      =============

     Limited Partners, per Equity Unit:         $     (19.89)      $     (49.42)
                                                =============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (unaudited)

                                                          Nine months Ended
                                                      September 30,September 30,
                                                      2002             2001
                                                --------------     ------------

Cash Flows from Operating Activities:

Net Loss                                        $   (174,748)      $   (434,313)
  Adjustments to Reconcile Net Loss to Net Cash
       (Used In) Provided By Operating Activities:
    Decline in Market Value                           76,000            285,164
    (Gain) on Property Sales                         (67,702)                 0
    (Decrease) Increase in Due to Affiliates        (137,468)           207,601
    Decrease in Prepaid Expenses                       3,199                  0
    (Decrease) in Accounts Payable                    (3,002)           (12,706)
    Increase in Property Taxes Payable                15,686             34,543
                                                   ---------       ------------
      Net Cash (Used In)
             Provided By Operating Activities       (288,035)            80,289
                                                    ---------      ------------

Cash Flows from Investing Activities:
    Net Proceeds from Property Sales and
       Payment of Selling Expenses                   626,628                  0
    Proceeds from Escrow Deposit                       5,000                  0
    Increase in Investment in Unimproved Land        (83,514)           (80,090)
                                                    ---------       ------------
       Net Cash Provided By
              (Used In) Investing Activities         548,114            (80,090)
                                                   ---------            --------

Cash Flows from Financing Activities:
    Payment of Notes Payable                       (244,000)                  0
                                                   ---------       ------------
       Net Cash (Used In) Financing Activities     (244,000)                  0
                                                   ---------       ------------

Net Increase in Cash                                  16,079                199

Cash, Beginning of Period                                197                 52
                                                   ---------       ------------

Cash, End of Period                             $     16,276       $        251
                                                ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                      Statements of Cash Flows (continued)
                                   (unaudited)

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $        800       $        800
                                                =============      ============

Cash Paid for Interest                          $    140,811       $    124,988
                                                ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
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
September 30, 2002
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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

Liquidity and Going Concern - As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire (“PacWest”), through its loan agreement with the TMP partnerships, provided a source of funds by which the

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies (continued)

Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which approximately $1,207,588 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. The Partnership currently has two properties. One property is currently in escrow and foreclosure proceedings have begun on the second property.

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
September 30, 2002
(Unaudited)

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership has an amount due of $1,207,588 and $1,345,056, respectively, including interest, to PacWest related to the aforementioned agreements.

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

As of September 30, 2002 and December 31, 2001, $42,108 and $30,624, respectively, of the interest relating to this note payable has been capitalized to investment in unimproved land. The Partnership did not make the April -September interest payments based on the General Partners decision to liquidate the Partnership (see Note 8). The property is currently in escrow for $306,000 due to close in October 2002. The Partnership expects the lender to begin foreclosure proceedings if escrow does not close in October.

In 1997, the Partnership entered into a loan agreement with a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrued interest at 12% per annum. The

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 7 - Notes Payable (continued)

interest payment of $2,440 was due monthly with the initial interest payment due December 1, 1999. The due date of the loan was November 2001. In November 2001, the Partnership paid an extension fee of $6,100 to extend the due date to November 2003, to decrease the interest rate to 11% and reduce the monthly interest payment to $2,237 beginning on December 1, 2001. As of September 30, 2002 and December 31, 2001, $71,574 and $58,154, respectively, of interest relating to these loans has been capitalized to investment in unimproved land. The Partnership did not make the April – September interest payments based on the General Partners decision to liquidate the Partnership (see Note 8). The lender began foreclosure proceedings on May 24, 2002. Prior to foreclosure, the Partnership sold the property for a sales price of $275,000. The note and accrued interest were paid in full on September 10, 2002 from the sales proceeds.

Note 8 - Decline in Market Value

In July 2002 the General Partners notified the limited partners of their intent to terminate the Partnership by December 31, 2002. PacWest has begun to foreclose on the Partnership property that is currently in escrow for $306,000 due to close in October 2002. A write-down in value of Partnership properties was recorded as expense in the accompanying Statements of Operations for the nine-month period ended September 30, 2002. One property is currently listed for a sales price of $225,000.

During the year ended December 31, 2001 the Partnership experienced a loss due to the write-down in value of the Partnership land of $767,824. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

Note 9 - Property Taxes Payable

Property taxes payable of $103,610 relates to current property taxes that were due in April and December 2000 and 2001, and April 2002.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 10 - Note Receivable

On September 12, 2002 the Partnership sold one of their properties for a sales price of $1,600,000. A note receivable bearing interest at 10% and a principal amount of $1,200,000 was entered into with the buyer relating to this sale. The note is secured by a deed of trust on the property and is an installment note with monthly interest only payments of $10,000. The first payment is due on October 12, 2002 and payments will continue until September 12, 2007, at which time the entire unpaid principal balance shall become due and payable.

Note 11 - Escrow Deposit

One of the Partnerships properties located in Perris, CA is in escrow for sales prices of $306,000 and escrow is expected to close in October 2002. A $5,000 non-refundable deposit was received in accordance with the escrow instructions and is included in the accompanying Balance Sheet as of September 30, 2002.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2002

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2002

Fiscal Periods Ended September 30, 2002 and 2001

The 18.33 acres at the northeast corner of Raccoon Ave. and Cactus Road closed escrow on April 30, 2002 for $73,000. The book value of the property plus selling costs netted to $73,015. A loss of $15 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2002.

The 70 acres at Mesa Linda and Dos Palmas closed escrow on September 12, 2002 for $1,600,000. The book value of the property plus selling costs netted to $1,515,286. A gain of $84,714 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2002. A note receivable bearing interest at 10% and a principal amount of $1,200,000 was entered into relating to this sale. The note is secured by a deed of trust on the property and is an installment note with monthly interest only payments of $10,000. The first payment is due on October 12, 2002 and payments will continue until September 12, 2007, at which time the entire unpaid principal balance shall become due and payable.

The 19.55 acres at Hwy 395 and Hopland Road closed escrow on September 10, 2002 for $275,000. The book value of the property plus selling costs netted to $291,997. A loss of $16,997 is recorded in the accompanying Statements of Operations for the nine-month period ended September 30, 2002

The Partnership recognized $0 and $5,500 of revenue related to the rental of one of its properties for the three and nine-month periods ended September 30, 2002, respectively. There were no Partnership revenues during the three or nine-month periods ended September 30, 2001.

Total expenses for the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001, decreased by $41,873 due primarily to a $29,000 decrease in Decline in Market Value (see Note 8) and $10,764 decrease in Interest Expense.

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001, decreased by $186,363 due primarily to a $209,164 decrease in Decline in Market Value (see Note 8). This decrease was partially offset by increases in Outside Professional Services of $3,503 and Interest Expense of $19,729.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2002

Liquidity and Capital Resources

At September 30, 2002 the Company had available cash of $16,276. Operations during the nine-month period ended September 30, 2002 utilized cash of approximately $288,000 while investing activities provided approximately $548,100. Cash proceeds of $748,000 from the sales of properties were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $83,500 and selling expenses relating to the sales of properties of approximately $121,400. Advances from PacWest decreased by approximately $137,500 during the nine-month period ended September 30, 2002.

During the nine-month period ended September 30, 2001, operations provided cash of approximately $80,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $80,100. Advances from PacWest increased by approximately $207,600 during the nine-month period ended September 30, 2001.

The Partnership currently owns two properties as of September 30, 2002. One of these properties is in escrow for sales prices of $306,000 and escrow is expected to close in October 2002. The remaining property, approximately 17.48 acres at Oleander Avenue in Perris, California, is located within Community Facilities District 88-8. Due to the non-payment of the assessments, the District has filed a Complaint to Foreclose Lien of Special Taxes under the Mello-Roos Community Facilities Act of 1982 against the Partnership. No date has been set for the foreclosure sale. The property is currently listed for sale for $225,000.

As shown in the accompanying financial statements, the Partnership does not have sufficient current assets to satisfy liabilities that arise in the normal course of business. PacWest Inland Empire, through its loan agreement with the TMP partnerships, provided a source of funds by which the Partnership could satisfy the liabilities arising from partnership operations and the development and maintenance of undeveloped land held by the Partnership. The loan agreement originally stated that PacWest could loan up to $2,500,000 to the TMP partnerships. Subsequently, the agreement was amended to allow PacWest to loan beyond $2,500,000. Currently, PacWest has loaned approximately $2,781,800 to the TMP partnerships, of which $1,207,588 has been loaned to the Partnership. PacWest has stopped loaning funds to the Partnership.

The Partnership has notified the limited partners of their intent to terminate the Partnership by December 31, 2002 and the Partnership is actively attempting to sell the undeveloped land it presently owns. The Partnership currently has two properties. One property is currently in escrow and foreclosure proceedings have begun on the second property.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership
September 30, 2002

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

Date: October 10, 2002

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

                                      By:       \s\ Anthony W. Thompson
                                      -------------------------------------
                                      Anthony W. Thompson, Exec. Vice President

By:      TMP Properties, A California General Partnership as Co-General Partner

                                 By:      \s\ William O. Passo
                                       -------------------------------------
                                          William O. Passo, Partner

                                 By:       \s\ Anthony W. Thompson
                                       -------------------------------------
                                       Anthony W. Thompson, Partner

                                 By:       \s\ Scott E. McDaniel
                                       -------------------------------------
                                         Scott E. McDaniel Partner

We, Daniel L. Stephenson and John Fonseca, certify that:

1.	We have reviewed this quarterly report on Form 10-Q of TMP Inland Empire VII, Ltd.;

2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                     /S/DANIEL L STEPHENSON
                                                     ---------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                     /S/JOHN FONSECA
                                                     ---------------------------