Form 10KSB
period 2002-12-31
TMP INLAND EMPIRE VII LTD
filed 2003-03-31
CIK 887025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002

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

ITEM 1(A).                 BUSINESS

INTRODUCTION

The following discussion pertains to the Partnership prior to dissolution in December 2002.

TMP INLAND EMPIRE VII, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in July 1990, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the General Partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in Riverside and San Bernardino Counties, California. In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

Upon the sale of the last property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

The Partnership was formed under the Revised Limited Partnership Act of the State of California. The Partnership Agreement governs the rights and obligations of the Partners in the Partnership. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units (“Unit(s)”) for all cash in multiples of $1,000 per Unit. Between July 20, 1990 and December 31, 1992, the Partnership sold a total of 8,700 Units. As of December 31, 2002, all Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable.

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

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION. . In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

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

The Properties were unimproved and produced no operating income.

In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold all of its properties and has dissolved the Partnership.

                 Date          Purchase       Date       Sales
Property         Purchased     Price          Sold       Price
--------         ---------     --------       ----       -----

Perris 9.6        02-21-91    $1,659,000    12-05-02    $   306,000
Victorville 19.55 11-13-90    $1,750,000    09-12-02    $ 1,600,000
Adelanto 18.3     12-03-90    $  380,000    04-30-02    $    73,000
Victorville 70.35 07-02-91    $1,752,500    09-10-02    $   275,000
Perris   18.54    08-25-92    $  673,000    12-18-02    $   203,630

PERRIS 9.6. This property, consisting of approximately 9.6 net acres, is located at the southwest corner of the intersection of Nuevo Road and Evans in the City of Perris, and is currently zoned C-2 (general commercial). This property was sold on December 5, 2002 for a sales price of $306,000.

VICTORVILLE 19.55. This property, consisting of approximately 19.55 acres, is located at the southeast corner of Hopland and Highway 395 in the City of Victorville. The property was sold for a sales price of$1,600,000 on September 12, 2002. A note receivable of $1,200,000 was taken back relating to this sale. In preparation of dissolution of the Partnership, the $1,200,000 note was sold to a third party for $1,113,276 on December 12, 2002.

ADELANTO 18.3. This property, consisting of approximately 18.3 acres, is located in the City of Adelanto and is currently zoned R-1 (residential). The property is located at the Northeast corner of Cactus and Raccoon in the City of Adelanto. The 73 lot Tentative Map was approved in 1999 by the City of Adelanto. An application for an extension of the tentative tract map is currently being processed. This property was sold on April 30, 2002 for a $73,000 sales price.

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

The note matured March 1, 1998 but was paid off in January 1999. Infrastructure is being brought to the property by a combination of improvements funded by the City in an Assessment District, and neighboring developers. This property was sold on September 10, 2002 for a sales price of $275,000.

PERRIS 18.54. This property, consisting of approximately 18.54 acres, is located southeast of and adjacent to the intersection of Oleander Avenue and Decker Road in the Perris Area of Riverside County, California. The property is zoned industrial. The property was sold on December 18, 2002 for a sales price of $203,630.

ITEM 3    LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters we submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002 there were approximately 850 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1998 – 2002.

CASH DISTRIBUTIONS

There were no cash distributions to the Partners during the fiscal years ended December 31, 1998 – 2001. A distribution of $97,545 was made in December 2002. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1, “Business” under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6 SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the years ended December 31, 1998 - 2002, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)
                             YEAR ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                               2002        2001     2000      1999       1998
                              -----        ----     ----      ----       ----

Interest Income       $   30,000  $        0  $        0  $       5  $    1,067
                      ----------  ----------  ----------  ---------  ----------

Total Income          $   73,466  $    5,000  $        0  $       5  $    1,037
                      ==========  ==========  ==========  =========  ==========

Net Loss              $ (334,266) $ (982,945) $ (200,887) $(142,022) $ (106,607)
                      =========== =========== =========== ========== ===========

Net Loss per Unit     $   (38.42) $  (112.98) $   (23.09) $  (16.32) $   (12.25)
                      =========== =========== =========== ========== ===========

Cash distribution per $         - $        -  $       -   $       -  $        -
                      =========== ==========  =================================
Unit            *
Total assets          $   75,800  $2,252,136  $2,902,720  $2,787,634 $2,596,295
                      ==========  ==========  ==========  ========== ==========

*  (Based on 8,700 Units Outstanding at December 31, 1998 - 2002.)

ITEM 7          MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition prior to dissolution of the Partnership in December 2002. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this report.

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2002 and 2001

The 18.33 acres at the northeast corner of Raccoon Ave. and Cactus Road (Adelanto 18.3) closed escrow on April 30, 2002 for $73,000. The book value of the property plus selling costs netted to $73,015. A loss of $15 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The property at Mesa Linda and Dos Palmas (Victorville 19.55) closed escrow on September 12, 2002 for $1,600,000. The book value of the property plus selling costs netted to $1,515,307. A gain of $84,693 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002. A note receivable bearing interest at 10% and a principal amount of $1,200,000 was entered into relating to this sale. The note is secured by a deed of trust on the property and is an installment note with monthly interest only payments of $10,000. The first payment was due on October 12, 2002 and payments will continue until September 12, 2007, at which time the entire unpaid principal balance shall become due and payable. As of December 31, 2002 three interest only payments totaling $30,000 were received by the Partnership and recorded as interest income in the accompanying Statements of Operations for the year ended December 31, 2002. On December 12, 2002 the note receivable was sold to a third party for $1,113,426. A discount of $86,574 is recorded as an expense in the accompanying Statements of Operations for the year ended December 31, 2002.

The property at Hwy 395 and Hopland Road (Victorville 70.35) closed escrow on September 10, 2002 for $275,000. The book value of the property plus selling costs netted to $291,997. A loss of $16,997 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002

The property at Nuevo and Evans (Perris 9.6) closed escrow on December 5, 2002 for $306,000. The book value of the property plus selling costs netted to $316,457. A loss of $10,457 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

The property at Oleander in Perris, CA (Perris 18.54) closed escrow on December 18, 2002 for $203,630. The book value of the property plus selling costs netted to $222,888. A loss of $19,258 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002

The Partnership recognized $5,500 of revenue related to the rental of one of its properties for the year ended December 31, 2002.

Partnership revenues during the year ended December 31, 2001 consisted of $5,000 of a non-refundable escrow deposit from a cancelled escrow.

Total expenses for the year ended December 31, 2002 compared with the year ended December 31, 2001, decreased by $580,213 due primarily to a $691,824 decrease in Decline in Market Value (see Note 8). This decrease was partially offset by increases in Discount on Sale of Note Receivable of $86,574 and Interest Expense of $13,188.

Liquidity and Capital Resources

Operations during the year ended December 31, 2002 utilized cash of approximately $1,658,000 while investing activities provided approximately $1,010,900. Cash proceeds of $1,257,600 from the sales of properties were offset by the payment of development and carrying costs of unimproved land held for investment of approximately $108,700 and selling expenses relating to the sales of properties of approximately $138,100. Financing Activities provided cash of approximately $646,700. Approximately $1,113,300 was provided by the sale of a note receivable. These proceeds were offset by a utilization of cash of approximately $97,500 and $369,000 relating to the payment of distributions to partners and payoff of a note payable. Advances from PacWest decreased by approximately $1,345,100 during the year ended December 31, 2002.

During the year ended December 31, 2001, operations provided cash of approximately $114,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $113,900. Advances from PacWest increased by approximately $286,600 during the year ended December 31, 2001.

In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold or foreclosed on all of its properties and has dissolved the Partnership.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

For the fiscal years ended December 31, 2002 and 2001
                                                                      Page No.
                                                                      --------

         Report of Independent Auditors                               10

         Balance Sheets as of December 31, 2002 and 2001              11

         Statements of Operations for the years ended December
         31, 2002 and 2001                                            12

         Statements of Partners Capital for the years ended
         December 31, 2002 and 2001                                   13

         Statements of Cash Flows for the years ended
         December 31,2002 and 2001                                    14

         Notes to Financial Statements                                15 - 19

         Financial  Statement  Schedules 20 (No Schedule 2 has been included for the year ended December 31, 2002 due to the sale of all properties as of that date.)

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the
         Financial Statements and Notes
         thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire VII, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire VII, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire VII, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership was dissolved effective December 31, 2002.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2003

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                     2002                 2001
                                                     ----                 ----

                                               Assets

Cash                                           $          0       $         197
Prepaid Expenses                                          0               3,199
Due from PacWest (Note 5)                            75,800                   0
Investment in Unimproved Land, net (Note 1)               0           2,248,740
                                                -----------           ---------

    Total Assets                               $     75,800       $   2,252,136
                                               ============       =============

                        Liabilities and Partners' Capital

Accounts Payable & Other                       $          0       $      17,545
Due to Affiliates (Notes 5 and 6)                         0           1,345,056
Partnership Reserve (Notes 1 and 5)                  75,800                   0
Franchise Tax Payable                                     0                 800
Property Taxes Payable                                    0              87,924
Notes Payable (Note 7)                                    0             369,000
                                               ------------       -------------

    Total Liabilities                                75,800           1,820,325
                                               ------------       -------------

General Partners                                          0             (72,609)
Limited Partners                                          0             504,420
                                               ------------       -------------

    Total Partners Capital                                0             431,811
                                               ------------       -------------

    Total Liabilities and Partners Capital     $     75,800       $   2,252,136
                                               ============       =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the years ended December 31, 2002 and 2001

                                                2002                2001
                                          ----------         ------------

Property Sales                            $  2,457,630       $          0
Cost of Property Sales                      (2,419,664)                 0
                                          ------------       ------------

  Net   Gain on Property Sales                  37,966                  0

Other Income
  Interest                                      30,000                  0
  Other                                          5,500              5,000
                                          ------------       -------------

Total Income                                    73,466              5,000

Expenses
     Accounting & Financial Reporting           46,004             41,624
     Outside Professional Services              41,220             32,950
     Decline in Market Value                    76,000            767,824
     General  & Administrative                     921              1,722
      Discount on Sale of Note Receivable       86,574                  0
     Interest                                  156,213            143,025
                                          ------------       ------------

Total Expenses                                 406,932            987,145
                                          ------------       ------------

Loss Before Income Taxes                     (333,466)           (982,145)

State Franchise Tax                               (800)              (800)
                                          ------------       ------------

Net Loss                                  $   (334,266)      $  (982,945)
                                          ============       ============

Allocation of Net Loss  (Note 4):

     General Partners, in the Aggregate:  $     73,584       $     (9,829)
                                          ============       ============

     Limited Partners, in the Aggregate:  $   (407,850)      $   (973,116)
                                          ============       ============

     Limited Partners, per Equity Unit:   $     (46.88)      $    (111.85)
                                          ============       =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                           General       Limited
                                           Partners      Partners      Total
                                           --------      --------      -----

Partners' Capital (Deficit),
January 1, 2001                           $  (62,780) $ 1,477,536  $ 1,414,756

Net Loss for 2001                             (9,829)    (973,116)    (982,945)
                                             ------     ---------    ---------

Partners' Capital (Deficit),
December 31, 2001                            (72,609)     504,420      431,811

Distributions 2002                              (975)     (96,570)     (97,545)

Net Income (Loss) allocation for 2002         73,584     (407,850)    (334,266)
                                              ------    ---------    ---------

Partners' Capital, December 31, 2002      $        0  $         0  $         0
                                          ==========   ==========  ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE VII, LTD
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the years ended December 31, 2002 and 2001

                                                       2002               2001
                                                 ------------       ------------
Cash Flows from Operating Activities:
Net Loss                                     $        (334,266)  $     (982,945)
Decline in Market Value                                 76,000          767,824
Discount on Sale of Note Receivable                     86,574                0
(Gain) on Property Sales                               (37,966)               0
  Adjustments to Reconcile Net Loss to Net
  Cash
          (Used In) Provided By Operating
          Activities:
    (Decrease) Increase in Due to Affiliates        (1,345,056)         286,636
    Decrease (Increase) in Prepaid Expenses              3,199           (3,199)
    (Decrease) Increase in Accounts Payable
    & Other                                            (17,545)           1,664
    (Decrease) in Franchise Tax Payable                   (800)               0
    (Decrease) Increase in Property Taxes
    Payable                                            (87,924)          44,061
                                                 -------------      -----------
      Net Cash (Used In)
          Provided By Operating Activities          (1,657,784)         114,041
                                                 -------------      -----------

Cash Flows from Investing Activities:
    Net Proceeds from Property Sales and
       Payment of Selling Expenses                   1,119,567                0
    Increase in Investment in Unimproved Land         (108,710)        (113,896)
                                                 -------------      ------------
       Net Cash Provided By
         (Used In) Investing Activities              1,010,857         (113,896)
                                                 -------------      ------------

Cash Flows from Financing Activities:
    Payment of Distributions to Partners               (97,545)               0
    Net Proceeds from Sale of Note Receivable        1,113,275                0
    Payment of Note Payable                           (369,000)               0
                                                 -------------      -----------
       Net Cash Provided By Financing
       Activities                                      646,730                0
                                                 -------------      -----------

Net (Decrease) Increase in Cash                           (197)             145
Cash, Beginning of Period                                  197               52
                                                 -------------      -----------
Cash, End of Period                          $               0   $          197
                                              =================   =============

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                          $             800   $          800
                                             =================   ==============

Cash Paid for Interest                       $         191,895   $      173,720
                                             =================   ==============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies

General - This discussion of significant accounting policies is applicable to partnership activity in 2002 and 2001 prior to the dissolution of the Partnership in December 2002. TMP Inland Empire VII, Ltd. (the Partnership) was organized in 1990 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

Termination of the Partnership - In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold all of its properties and has dissolved the Partnership. In accordance with the agreement between the General Partners and PacWest (see Note 5), PacWest is obligated to pay to the Partnership the deficit capital account of the General Partners, which is $75,800.

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

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies (continued)

Special Allocations - Net Loss for the year ended December 31, 2002 has been specially allocated so that any partner deficit capitalaccounts will be eliminated.

Income Taxes - The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

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

The Partnership originally acquired four separate parcels of unimproved real property in Riverside and San Bernardino Counties, California. During 1992, one additional parcel in Riverside County was purchased by the Partnership. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. As of December 31, 2002 the Partnership has sold all of its properties and has dissolved the Partnership.

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
December 31, 2002 and 2001

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the General Partners. As of December 31, 2002, the Partnership has been dissolved and therefore a $76,923 profit allocation was made to the General Partners to offset their deficit capital account. There were no distributions in 2001. In December 2002, a cash distribution totaling $97,545 was paid by the Partnership.

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. PacWest is obligated to pay the amount of the General Partners’ deficit capital account, prior to any special allocation, to the Partnership. This amount is recorded as a receivable from PacWest in the accompanying Balance Sheet as of December 31, 2002.

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

TMP INLAND EMPIRE VII, LTD.}
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

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

Note 7 - Notes Payable

In February 1997, the Partnership entered into a loan agreement with a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Perris, CA. The total loan amount of $125,000 accrued interest at 14% per annum, with the interest payable monthly beginning April 1, 1997. The principal was originally due in February 1999. In February 1999, the Partnership paid an extension fee of $3,800 to extend the due date to February 2001, to decrease the interest rate to 12.25% and reduce the monthly interest payment to $1,276 beginning on March 1, 1999. In February 2001, the Partnership paid an extension fee of $3,750 to extend the due date to February 2003.

As of December 31, 2002 and 2001, $45,936 and $30,624, respectively, of the interest relating to this note payable had been capitalized to investment in unimproved land. The property was sold on December 5, 2002 for $306,000 and the note was paid in full.

In 1997, the Partnership entered into a loan agreement with a private party. The note was secured by a deed of trust on a parcel of land owned by the Partnership in Victorville, CA (Victorville 19.55 acres). The total loan amount of $233,825 accrued interest at 13.5% per annum, and the interest was payable monthly. This note was refinanced in November 1999. The original lender was paid off and the Partnership entered into a new loan agreement. The new loan amount of $244,000 accrued interest at 12% per annum. The interest payment of $2,440 was due monthly with the initial interest payment due December 1, 1999. The due date of the loan was November 2001. In November 2001, the Partnership paid an extension fee of $6,100 to extend the due date to November 2003, to decrease the interest rate to 11% and reduce the monthly interest payment to $2,237 beginning on December 1, 2001. As of December 31, 2002 and 2001, $71,574 and $58,154, respectively, of interest relating to these loans had been capitalized to investment in unimproved land. The lender began foreclosure proceedings on May 24, 2002. Prior to foreclosure, the Partnership sold the property for a sales price of $275,000. The note and accrued interest were paid in full on September 10, 2002 from the sales proceeds.

TMP INLAND EMPIRE VII, LTD.
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 8 - Decline in Market Value

In July 2002, the Partnership had notified the limited partners of their intent to terminate the Partnership by December 31, 2002. As of December 31, 2002 the Partnership has sold all of its properties and has dissolved the Partnership.

During the years ended December 31, 2002 and 2001, the Partnership experienced a loss due to the write-down in value of the Partnership land of $76,000 and $767,824, respectively. The decline in land value was mainly due to the downturn in the real estate market applicable to the location of certain properties.

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
                                         (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                 For the Year Ended December 31, 2001

COLUMN      A           B              C              D                   E             F              G           H          I
------------------------------------------------------------------------------------------------------------------------------------

                                                  COSTS CAPITALIZED
                                                      SUBSEQUENT         Gross
                                                   TO ACQUISITION      amount at                                           Estimated
                                                   --------------
 Description                      Initial                  Carrying  which Carried  Accumulated     Date of       Date   Depreciable
 of Assets       Encumbrances       Cost    Improvement    Cost      at Year-End   Depreciation  Construction   Acquired     Life
------------------------------------              ----------------------------------------------------------------------------------

Unimproved land -
Perris, CA           $125,000   $ 1,859,244  $      0  $  330,939  $  2,190,183        -0-           N/A         2/21/91        N/A
Unimproved land -
Victorville, CA        10,949   $ 1,937,240  $      0  $  287,073  $  2,224,313        -0-           N/A        11/13/90        N/A
Unimproved land -
Adelanto, CA            5,095   $   451,137  $      0  $   77,342  $    528,479        -0-           N/A        12/3/90         N/A
Unimproved land -
Victorville, CA       244,000   $ 2,003,109  $236,116  $  494,129  $  2,733,354        -0-           N/A          7/2/91        N/A
Unimproved land -
Perris, CA             71,879   $   672,441  $      0  $  331,616  $  1,004,057        -0-           N/A         8/25/92        N/A

                     $456,923   $ 6,923,171  $236,116  $ 1,521,099 $  8,680,386        -0-
                      =======    ==========   =======    =========    =========        ===

Less valuation allowance:                                           $6,431,646
                                                                     ---------

Net carrying value                                                  $2,248,740
                                                                     =========

Reconciliation of carrying amount
---------------------------------

Beginning balance                            $  2,902,668

Reductions: Increase in Valuation Allowance     (767,824)

Additions:  Carrying Costs                        113,896
                                              -----------

Ending balance                               $  2,248,740
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

WILLIAM O. PASSO, 61, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land.

Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 56, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

The General Partners have raised over $100,000,000 since 1978 for properties, which they, or partnerships with which they are affiliated, have purchased.

ITEM 11 EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (March 20, 1990) through the fiscal year ended December 31, 2002, the Partnership paid fees to the General Partners for various services in the amount of $102,545 of which none was paid in the year ended December 31, 2002. The General Partners did not receive any distribution during that period. (See Item 13. “Certain Relationships and Related Transactions”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the Partnership had 8,700 Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2002 by each officer, director and general partner of the General Partners and by all such persons as a group.

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
General Partners as a group
(2 persons, including the above)

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (July 20, 1990) through the fiscal year ended December 31, 2002. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                                            OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                        Amount Paid from
Form of Compensation                                                            Formation through
and Recipient                       Description of Payment                      December 31, 2002
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

ITEM 14        EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)        For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

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

Date: March 17, 2003

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